Form 10-Q
period 2009-06-30
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2009-08-14
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-53656

III to I Maritime Partners Cayman I, L.P.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0516465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5580 Peterson Lane Suite 155 Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 392-5400
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒  No
APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
☐ Yes  ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
INDEX

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Form 10-Q including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “foresee,” “look(ing) for,” “look to,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts about our ability to make cash distributions on the units;
•	planned capital expenditures and availability of capital resources to fund capital expenditures;
•	future supply of, and demand for, products that will be shipped, supplied or otherwise supported by our vessels;
•	expected demand in the maritime shipping industry in general and for our vessels in particular;
•	our ability to maximize the use of our vessels;
•	expected delivery of the anchor handling tug supply ships and the chemical tanker;
•	estimated future maintenance capital expenditures;
•	the absence of future disputes or other disturbances;
•	increasing emphasis on environmental and safety concerns;
•	our future financial condition or results of operations and our future revenues and expenses;
•	our business strategy and other plans and objectives for future operations;
•	any statements contained herein that are not statements of historical fact.

These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions.  Accordingly, our actual results or performance may differ significantly, positively or negatively, from forward-looking statements.  Unanticipated events and circumstances are likely to occur.  Important factors that could cause our actual results of operations or financial condition to differ include, but are not limited to:

•	inability to raise sufficient capital;
•	fluctuations in charter rates;
•	insufficient cash from operations;
•	a decline in the demand for petroleum products or other products shipped, supplied or otherwise supported by our vessels;
•	intense competition in the anchor handling tug supply ship, multipurpose bulk carrier or chemical tanker industries;
•	the occurrence of marine accidents or other hazards;
•	fluctuations in currency exchange rates and/or interest rates;
•	delays or cost overruns in the construction of new vessels;
•	changes in international trade agreements;
•	adverse developments in the marine transportation business; and
•
other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings, including those set forth in our Registration Statement on Form 10, as amended, under Item 1A. Risk Factors.

All forward-looking statements included in this Form 10-Q and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I.  Financial Information

Item 1.   Financial Statements

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Cash and cash equivalents	$11,230,817	$2,222,196
Restricted cash	5,620,903	-
Cash held in escrow	25,000	314,500
Related party receivable	1,898,021	5,940,945
Due from charterers, net	2,440,242	-
Other receivables	23,956	198,133
Prepaid assets	442,105	100,000
Current derivative assets	1,747,851	-
Other current assets	757,420	491,335
Current assets	24,186,315	9,267,109

Vessels	109,280,335	-
Vessel construction in progress	48,212,646	80,049,335
On board equipment	5,460,868	811,255
	162,953,849	80,860,590
Less accumulated depreciation	(1,144,069)	-
Vessels and equipment, net	161,809,780	80,860,590

Investment in unconsolidated entities	3,237,896	3,575,462
Restricted cash	-	55,967,374
Deferred loan fees	3,621,713	3,771,774
Derivative assets, net of current portion	2,318,576	-
Deposits on business acquisition	9,602,566	-
Other assets	812	1,426
Total assets	$204,777,658	$153,443,735

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and other accrued liabilities	$7,382,568	$2,653,705
Vessel construction installments payable	-	10,381,453
Accrued interest payable	98,706	322,220
Due to related party	2,580,273	850,828
Unaccepted equity contributions	25,000	314,500
Current portion of long-term debt	13,869,464	34,927,967
Current liabilities	23,956,011	49,450,673

Long-term derivative liabilities	3,754,136	-
Notes payable to related party	656,000	1,250,000
Long-term debt, net of current portion	94,537,947	21,327,408
Total liabilities	122,904,094	72,028,081

Commitments and contingencies

III to I Maritime Cayman I, L.P. partners' equity:
General partner	781,005	942,557
Class A limited partners (units issued and outstanding:
June 30, 2009 - 596,997, December 31, 2008 - 556,725)	51,015,630	53,153,690
Class B limited partners (units issued and outstanding:
June 30, 2009 - 84,313, December 31, 2008 - 84,313)	7,061,751	8,026,114
Class D limited partners (units issued and outstanding:
June 30, 2009 - 2,000, December 31, 2008 - 0)	(59,815)	-
Accumulative other comprehensive income	3,533,335	123,166
III to I Maritime Cayman I, L.P. partners' equity	62,331,906	62,245,527
Noncontrolling interest	19,541,658	19,170,127
Total partners' equity	81,873,564	81,415,654

Total liabilities and partners' equity	$204,777,658	$153,443,735

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Time charter revenue	$4,391,713	$-	$5,218,890	$-

Operating expenses:
Vessel operating expenses	4,504,396	-	5,289,641	-
Professional fees	754,128	218,884	1,940,112	349,617
Brokerage and representation fees	164,062	164,062	328,125	328,125
Other operating expenses	216,870	56,024	233,083	193,007
Total operating expenses	5,639,456	438,970	7,790,961	870,749

Operating loss	(1,247,743)	(438,970)	(2,572,071)	(870,749)

Other income (expense):
Interest income	195,497	613,243	865,332	1,223,799
Interest expense	(4,256,964)	(220)	(5,408,650)	(10,315)
Foreign currency transaction gain (loss)	3,230,705	46,735	(226,828)	3,239,950
Equity in loss of unconsolidated entities	(186,270)	(544,407)	(309,029)	(1,135,343)
Total other income (expense)	(1,017,032)	115,351	(5,079,175)	3,318,091

Net income (loss)	(2,264,775)	(323,619)	(7,651,246)	2,447,342
Net loss attributable to the noncontrolling interest	839,960	12,557	987,185	50,875
Net income (loss) attributable to III to I Maritime	(1,424,815)	(311,062)	(6,664,061)	2,498,217
Partners Cayman I, L.P.
Less general partner interest in net income (loss)	(20,561)	(5,731)	(97,820)	47,303
Limited partner interest in net income (loss)	$(1,404,254)	$(305,331)	$(6,566,241)	$2,450,914

Net income (loss) per general partner unit:
Basic and diluted	$(2.08)	$(0.58)	$(9.88)	$4.78
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net income (loss) per limited partner unit:
Basic and diluted	$(2.08)	$(0.58)	$(9.88)	$4.78
Weighted average limited partner units outstanding	676,156	527,430	664,556	512,937

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(Unaudited)

	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Noncontrolling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total

Balance at January 1, 2008	1,020,841	44,681,597	5,507,244	-	163,683	12,953,730	64,327,095

Contributions, net of syndication costs	(29,572)	11,301,184	2,874,247	-	-	8,129,972	22,275,831

Receivable from partners	-	(460,000)	-	-	-	-	(460,000)

Distributions	-	-	-	-	-	(739,518)	(739,518)

Sale to affiliate	-	-	-	-	-	(173,668)	(173,668)

Net loss	(48,712)	(2,369,091)	(355,377)	-	-	(247,818)	(3,020,998)

Foreign currency translation adjustment	-	-	-	-	(40,517)	(752,571)	(793,088)

Balance at December 31, 2008	942,557	53,153,690	8,026,114	-	123,166	19,170,127	81,415,654

Contributions, net of syndication costs	(15,418)	3,125,179	(131,296)	(1,566)	-	1,576,497	4,553,396

Payment on receivable from partners	-	460,000	-	-	-	-	460,000

Distributions	-	-	-	-	-	(689,986)	(689,986)

Transfer of noncontrolling interest in Cyprus subsidiary	(48,314)	-	-	(48,314)	-	96,628	-

Net loss	(97,820)	(5,723,239)	(833,067)	(9,935)	-	(987,185)	(7,651,246)

Forward currency exchange contract	-	-	-	-	2,064,830	688,277	2,753,107

Foreign currency translation adjustment	-	-	-	-	1,345,339	(312,700)	1,032,639

Balance at June 30, 2009	$781,005	$51,015,630	$7,061,751	$(59,815)	$3,533,335	$19,541,658	$81,873,564

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Operating activities:
Net income (loss)	$(7,651,246)	$2,447,342
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,087,966	664
Amortization of debt issue costs	140,389	10,315
Foreign currency transaction gain	1,670,842	(3,239,950)
Net gain on forward currency exchange contracts	(1,444,014)	-
Net loss on interest rate swap	3,568,139	-
Equity in loss of unconsolidated entities	309,029	1,135,343
Payment of interest on Berenberg Facility	(3,559,158)	(95,021)
Changes in assets and liabilities:
Due from charterers	(2,242,660)	-
Other receivables	(23,958)	(140,164)
Prepaid and other assets	(609,895)	40,709
Accounts payable and accrued liabilities	4,735,613	(431,156)
Accrued interest payable	(222,400)	262,279
Net cash used in operating activities	(4,241,355)	(9,639)

Investing activities:
Related party receivable	(96,022)	(3,664,188)
Advances for vessel acquisitions	(74,023,548)	(3,481,784)
Advances for capitalized vessel construction costs	(3,861,963)	(1,701,016)
Purchase on board equipment	(4,652,432)	(118,409)
Proceeds from sale to affiliate	-	3,296,624
(Increase) decrease in restricted cash	50,346,471	(3,754,719)
Net cash used in investing activities	(32,287,494)	(9,423,492)

Financing activities:
Proceeds from Berenberg Facility	1,263,351	4,055,447
Repayments on Berenberg Facility	(48,100,352)	(3,253,798)
Proceeds from senior loan with Nord/LB	98,469,456	-
Repayments on senior loan with Nord/LB	(1,025,723)
Deferred loan fees	(9,527)	-
Repayment of related party note payable	(10,939,369)	-
Payable to related party	1,731,903	105,043
Contributions from partners	4,680,071	7,115,000
Unaccepted equity contributions	(289,500)	-
Syndication costs	(1,050,300)	-
Contributions from minority interests	1,673,125	991,813
Distributions to minority interests	(689,986)	(333,070)
Net cash provided by financing activities	45,713,149	8,680,435

Effect of exchange rate changes on cash	(175,680)	8,680,435

Net increase in cash and cash equivalents	9,008,621	2,792,793
Cash and cash equivalents, beginning of period	2,222,196	5,988,201
Cash and cash equivalents, end of period	$11,230,817	$8,780,994

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net income (loss)	$(2,264,775)	$(323,619)	$(7,651,246)	$2,447,342

Foreign currency exchange forward contracts	2,753,107	-	2,753,107	-

Foreign currency translation adjustment	1,954,609	(9,514)	1,032,639	1,134,076

Comprehensive income (loss)	$2,442,941	$(333,133)	$(3,865,500)	$3,581,418

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

1.      Nature of Partnership’s Business and Summary of Significant Accounting Policies

References herein to III to I Maritime Partners Cayman I, L.P. (“Cayman I”) include III to I Maritime Partners Cayman I, L.P. and its consolidated subsidiaries.  In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, these financial statements have been written in the first person.  In this document, the words “we”, “our”, “ours” and “us” refer only to III to I Maritime Partners Cayman I, L.P. and its consolidated subsidiaries or to III to I Maritime Partners Cayman I, L.P. or an individual subsidiary and not to any other person.

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules applicable to the Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in our opinion are necessary for a fair presentation of our financial position as of June 30, 2009, the results of operations for six months ended June 30, 2009 and 2008 and cash flows for the six months ended June 30, 2009 and 2008.  These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 and for the three months ended March 31, 2009 included in our amended Registration Statement on Form 10 as filed with the SEC.  Interim results of operations are not necessarily indicative of the results to be expected for the full year.

Our functional currency is the U.S. dollar.  However, the functional currency of many of our subsidiaries is the Euro.  All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been restated in Euros (“EUR”) following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of June 30, 2009.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Nature of the Business

Cayman I, a Cayman Islands limited partnership, was formed October 18, 2006.  Cayman I and its consolidated subsidiaries were formed for the primary purpose of acquiring, managing and operating maritime vessels.  Our primary focus is on anchor-handling tug supply (“AHTS”) vessels, but we also purchased a noncontrolling interest in two multipurpose bulk carrier vessels (“mini-bulkers”) and entered into an agreement to purchase a chemical tanker.  We are also authorized to engage in other activities if III to I International Maritime Solutions Cayman Inc., a Cayman Islands corporation (“General Partner”), believes such activities will benefit our core business of shipping operations.  We are authorized to issue Class A, Class B, Class C and Class D limited partner units as well as general partner units.  To date we have issued Class A, Class B and Class D limited partner units and general partner units.  As of June 30, 2009, delivery of two of our AHTS vessels had occurred with seven of our AHTS vessels still under construction.  Delivery of our first two AHTS vessels, UOS Atlantis and UOS Challenger, occurred on February 27, 2009 and May 28, 2009, respectively, with the AHTS vessels immediately placed in service.  With these two vessels delivered and operating under their charters, our operations have begun to shift focus from development stage to vessel operations, therefore we are no longer a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

Initially, we owned approximately 96% of the units of I-A Suresh Capital Maritime Partners Limited, a limited liability company formed under the laws of Cyprus (our “Cyprus Subsidiary”).  On April 28, 2009, having received the proper approval from our limited partners, we underwent a reorganization in order to simplify our ownership structure, streamline the calculation of allocations and distributions by incorporating economic rights in our Partnership Agreement that formerly resided in the organizational documents of our Cyprus Subsidiary and simplify the financial statements by eliminating the noncontrolling interest component related to the Cyprus Subsidiary.  As part of the reorganization approval, the effective date of the reorganization was deemed to be April 1, 2009.  Pursuant to the reorganization, one of the noncontrolling unitholders in our Cyprus Subsidiary contributed its units in the Cyprus Subsidiary for newly created Class D units of Cayman I.  The newly created Class D units are structured to represent, in total, substantially the same allocation rights in the results of operations and similar rights of control as the interest in the Cyprus Subsidiary which was the consideration for their issuance.  Our general partner, the other noncontrolling unitholder, contributed its units in the Cyprus Subsidiary in exchange for the contribution by the other unitholder and the adoption of the Second Amended and Restated Agreement of Limited Partnership.  As a result of the reorganization, we now own 100% of our Cyprus Subsidiary.

In accordance with SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 151, we have treated the acquisition of the noncontrolling interest in our Cyprus Subsidiary as an equity transaction, and have recorded a decrease in the equity of the Class D unitholders and of the general partner equal to the negative carrying value of the noncontrolling interest attributable to the acquired interests effective April 1, 2009.  The table below reflects the carrying value of our General Partner, Class D and noncontrolling interests as of June 30, 2009 and March 31, 2009.  The excess of the fair value of the Class D units over the negative carrying value has also been allocated solely to the Class D limited partners, resulting in no affect on the financial statements of such excess.

		Class D
	General	Limited	Noncontrolling
	Partner	Partners	Interest

Balance at March 31, 2009	$864,290	$-	$17,350,044

Transfer of noncontrolling interest in Cyprus subsidiary	(48,314)	(48,314)	96,628

Syndication costs	(15,418)	(1,566)	1,576,497

Distributions	-	-	(71,025)

Net loss	(19,553)	(9,935)	(839,960)

Forward currency exchange contract	-	-	688,277

Foreign currency translation adjustment	-	-	741,197

Balance at June 30, 2009	$781,005	$(59,815)	$19,541,658

Suresh Capital Maritime Partners Germany GmbH (“German Subsidiary”), a German limited liability company and a wholly owned subsidiary of the Cyprus Subsidiary, was formed for the purpose of acquiring, managing and operating our maritime vessels.

In addition to our AHTS vessels and the mini-bulkers, we have paid $8,300,000 in deposits through our wholly owned subsidiary Kronos Shipping I, Ltd. (“Kronos”) in connection with our potential acquisition of a chemical tanker.  If acquired, the chemical tanker would be held in a separate special purpose entity (“SPV”) owned by Kronos.  The chemical tanker would transport bulk cargos such as chemicals, clean petroleum products and vegoils.  See Note 2 for additional information regarding the potential chemical tanker acquisition.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements present our consolidated financial position, results of operations and cash flows in accordance with U.S. GAAP.  Significant intercompany balances and transactions have been eliminated.  We consolidate investments in entities in which we have a majority interest.  Investments in unconsolidated entities where we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method.

Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents
We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Our cash balance will from time to time include amounts which may be subject to the conditions under the agreement with Norddeutsche Landesbank Girozentrale (“Nord/LB”) for the senior loan facility (“Senior Loan”).  The Senior Loan conditions for each AHTS SPV prohibit us from making distributions unless payment of any delivered vessels’ operating costs and all amounts due and payable under the Senior Loan are secured for a 12 month period.

Cash Held in Escrow
We maintain balances in an escrow account, which are restricted from release until conditions of the escrow agreement have been met.  The escrow account is used to hold investor deposits until subscription agreements have been accepted by the depositor, at which time the conditions of the escrow are fulfilled.

Due from Charterers
Customer obligations due under normal trade terms are recorded as due from charterers.  An allowance for doubtful accounts would represent our estimate of the amount of probable credit losses existing in our accounts receivable.  We have a limited number of customers with individually large amounts due at any given date.  Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.  We regularly review all aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances.  As of June 30, 2009, we had recorded no allowance for doubtful accounts.

Derivatives Instruments
We account for derivatives and derivatives classified as hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.  All our derivative and hedge positions are stated at fair value within either current derivative assets, derivative assets, current derivative liabilities or long-term derivative liabilities on our consolidated balance sheet.

Realized and unrealized gains and losses related to our foreign currency exchange contracts not classified as hedges are reported in our consolidated statements of operations in foreign currency transaction gain (loss).  Realized and unrealized gains and losses related to foreign currency exchange contracts designated for hedge accounting are included in foreign currency transaction gain (loss) on the consolidated statement of operations to the extent they are ineffective, with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income (loss) on the consolidated balance sheet.  The gain or loss related to our interest rate swap contracts, none of which are classified as hedges, is reported in interest expense.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

We evaluate the risk of counterparty default by monitoring the financial condition of the financial institutions and counterparties involved and primarily conducting business with well-established financial institutions.  We do not currently anticipate nonperformance by any of our counterparties.

Vessels and Equipment
Vessels are stated at cost less accumulated depreciation.  Vessel costs include acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage.  On board equipment represents all the equipment required to operate a vessel.  Vessels and on board equipment are depreciated on a straight-line basis over their estimated useful lives which have been determined to be 20 years and 10 years, respectively, from the initial delivery date from the shipyard.

Depreciation is based on cost less estimated residual value.  The costs of significant replacements, renewals or betterments will be capitalized over the shorter of the vessel’s remaining useful life or the life of the renewal or betterment.  The non-depreciated cost of any asset component being replaced will be written off as part of vessel operating expenses.  Expenditures for routine maintenance and repairs will be expensed as incurred.

Vessel construction in progress represents the cost of acquiring contracts to build vessels, installments paid to the shipyards, certain other payments made to third parties and interest costs incurred during the construction of each vessel until the vessel is substantially complete and ready for its intended use.

Restricted Cash
Restricted cash represents the compensating balances required by Berenberg Bank in relation to our outstanding loans.  Once an AHTS vessel has been delivered, a portion of the compensating balances equal to the current outstanding loan amount with regard to the delivered ship will be released and used to repay the associated loan.  See Note 4 for additional information.

Deferred Loan Fees
Costs incurred in connection with the issuance of debt have been capitalized and are being amortized on a straight-line basis to interest expense over the life of the related debt agreements, which does not create a significant difference from the effective interest method.  Deferred loan fees at June 30, 2009 and December 31, 2008 amounted to $3,621,713 and $3,771,774, respectively, net of accumulated amortization of $158,441 and $11,223, respectively.

Noncontrolling Interest
The noncontrolling interest in our consolidated balance sheet reflects the original investment by noncontrolling unitholders in the consolidated subsidiaries along with their proportional share of the earnings or losses of the subsidiaries, which are consolidated in our financial statements, less any distributions received from our consolidated subsidiaries.  The noncontrolling interest also receives a portion of the cumulative foreign currency translation adjustment, the effective portion of the fair value gains or losses of our hedges, and syndication costs.

Syndication Costs
Syndication costs are costs or fees incurred for financial services including, but not limited to, the procurement of equity at any level within Cayman I.  Such costs are netted against partners’ equity in proportion to the ownership of each class of partner.  See Note 6 for additional information.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a charterer and we are responsible for all crewing, insurance and other operating expenses.  Time charters may be long term charters for six months to several years, or short-term charters, typically called “spot charters” measured in days or weeks.  Our AHTS SPVs participate in a pool arrangement with three SPVs owned by our affiliate, FLTC Fund I, (“UOS AHTS Pool”) under which they pool their revenue less voyage expenses (“Voyage Results”).  Revenue from charters is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Our pooling arrangement under the UOS AHTS Pool will not have any bearing on our revenue until such time as one of the vessels owned by FLTC Fund I is delivered and begins to participate in the UOS AHTS Pool, which is expected to occur in May 2010.  After such time, our revenue will be recorded taking into account potential pool adjustments for the period.

Recent Accounting Pronouncements
On January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements.  In February 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 and FSP 157-2, Effective Date of FASB Statement No. 157.  FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope.  FSP 157-2 delays the effective date of SFAS No. 157 for all nonfinancial assets and liabilities except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year end entities.  We adopted the provisions of SFAS No. 157 for financial assets and liabilities as of January 1, 2008, and there was not a material impact on the consolidated financial statements. The adoption of the remaining provisions of SFAS No. 157 on January 1, 2009 did not have a material impact on our consolidated financial position or results of operations when it was applied to non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis.  See Note 7 for additional information.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted SFAS No. 160 as of January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements, but it did change the presentation of the consolidated balance sheet, income statement and other comprehensive income.  The presentation changes have been made for all periods presented.

In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) 08-6, Equity Method Investment Accounting Considerations.  EITF 08-6 clarifies that the initial carrying value of an equity method investment should be determined in accordance with SFAS No. 141R.  Other-than-temporary impairment of an equity method investment should be recognized in accordance with FSP Accounting Principles Board (“APB”) Opinion 18-1, Accounting by an Investor for Its Proportionate Share of Accumulated Other Comprehensive Income of an Investee Accounted for under the Equity Method in Accordance with APB Opinion No. 18 upon a Loss of Significant Influence.  EITF 08-6 is effective on a prospective basis in fiscal years beginning after December 15, 2008 and interim periods within those fiscal years.  The adoption of EITF 08-6 did not have a material impact on our consolidated financial position and results of operations as no acquisitions accounted for under the equity method were made during the six months ended June 30, 2009.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133 which amended and expanded the disclosure requirements of SFAS No. 133 to include disclosure of the objectives and strategies related to an entity’s use of derivative instruments, disclosure of how an entity accounts for its derivative instruments and disclosure of the financial impact including the effect on cash flows associated with derivative activity.  We adopted SFAS No. 161 as of January 1, 2009 on a prospective basis; accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.  The adoption had no impact on our consolidated financial statements, besides the additional disclosures.  See Note 5 for additional information.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”).  FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments.  Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments.  We adopted this standard in the second quarter of 2009 and the required disclosures are included in Note 7.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events which applies to subsequent events not addressed by other applicable US GAAP.  SFAS No. 165 states that all events occurring after the balance sheet date through the date of issuance should be evaluated to determine if the events provide additional evidence about conditions that existed at the balance sheet date.  If additional information is provided, the information should be disclosed in the financial statements being issued.  An entity shall not recognize events after the balance sheet date that provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date and before the financial statements are issued.  The date through which subsequent events have been evaluated and whether that date is the date of issuance or the date the financial statements are available to be issued should be disclosed in the financial statements as well.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  We adopted this statement during the second quarter of 2009.  See Note 10 for additional information.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which approves the Accounting Standards Codification, or ASC, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities.  The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  As the ASC is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

2.      Maritime Vessels

We committed to purchase nine AHTS vessels.  As of June 30, 2009, the construction of the first two AHTS vessels was complete and operations had begun.  The estimated cost of each AHTS vessel ranges from $52,200,963 (EUR 37,159,000) to $59,837,456 (EUR 42,595,000) for a total commitment for the nine vessels of $506,218,275 (EUR 360,349,000).  Under the contracts, installments are due upon certain milestones being met during the construction.  Approximately 30% of the total construction costs require deposits, some of which are funded with equity while others have been or will be funded through draws on our credit facility with Berenberg Bank and our Senior Loan.  Amounts drawn on our Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB.  A guarantee from Reederei Hartmann in the amount of $53,609,802 (EUR 38,161,875) was outstanding at June 30, 2009.  There were no guarantees outstanding at December 31, 2008.  As of June 30, 2009 and December 31, 2008, we incurred $162,953,849 and $80,860,590, respectively, in connection with the acquisition of the contracts to build the AHTS vessels.  The remaining seven AHTS vessels are scheduled to be delivered from September 2009 through April 2010.  Interest related to the debt financing is capitalized as part of the vessel construction costs until the delivery of each AHTS vessel.  Interest incurred after the delivery of the AHTS vessel is expensed as incurred.  See Note 4 for additional information.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

At December 31, 2008, we accrued $10,381,453 (EUR 7,364,300) owed to the shipyard for the fourth installment on our first two AHTS vessels.  The amount of the two shipyard payments was included in vessel construction in progress and vessel construction installments payable on our consolidated balance sheet at December 31, 2008.  Accordingly, this accrual was a non-cash activity on our consolidated statements of cash flows affecting operating and investing activities since these installments were not paid at December 31, 2008.  The $5,196,717 (EUR 3,686,400) owed on UOS Atlantis at December 31, 2008 was repaid during the first quarter of 2009 as part of the delivery of the AHTS vessel.  The outstanding amount owed on the second AHTS vessel, UOS Challenger, totaling $4,857,770 (EUR 3,677,900) under the loan, was repaid during the second quarter of 2009.

In addition to our AHTS vessels, we have entered into an agreement related to the potential acquisition of a chemical tanker.  On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, IMS Holdings placed an order for the chemical tanker through the Schulte Group for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment and to facilitate a bank guarantee for the second installment payment of $8,300,000.  The Schulte Group has formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker.  The equity of Anthos will be assigned to Kronos Shipping I, Ltd., a newly formed Cayman entity (“Kronos”), upon repayment of the loan, retirement of the bank guarantee and payment of all fees due to the Schulte Group.  Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings, IMS Capital Partners, LLC (“IMS Capital Partners”) on behalf of Kronos.

Effective April 2009, we entered into an agreement whereby all of the rights retained by IMS Capital Partners and IMS Holdings with respect to the chemical tanker pursuant to the MOA between IMS Holdings and Schulte Group were transferred to Kronos, the new obligor under an amended version of the MOA between Kronos and Conway Shipping I, Ltd (“Amended MOA”).  As consideration for and to give effect to this transfer, we assigned the receivables from IMS Holdings, through which the transaction was undertaken, to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA.  This amount was credited by Kronos as additional paid in capital, and Kronos accepted the rights to the chemical tanker pursuant to the Amended MOA.  The outcome left Kronos as the sole holder of all rights and obligations with respect to the potential acquisition of the chemical tanker and resulted in IMS Capital Partners and IMS Holdings each holding directly offsetting note obligations.  By entering into a Note Cancellation Agreement, the note obligations between IMS Holdings and IMS Capital Partners were terminated.  Through June 30, 2009, we incurred $9,602,566 in connection with the potential acquisition of Anthos.

3.      Investment in Unconsolidated Entities

We also hold a 49% interest in two additional SPVs, Hesse Schiffahrts GmbH & Co. MS “Markasit” KG and ATL Reederei GmbH & Co. MS “Larensediep” KG, each holding a single mini-bulker, which were acquired through an equity investment made in each SPV of $2,022,450 (EUR 1,500,000) and $2,161,650 (EUR 1,500,000), respectively, at the prevailing exchange rate at the time the commitments were funded.  The mini-bulkers are merchant ships specially designed to transport bulk cargo such as grains, fertilizer, quick lime, soda ash, forest and paper products and cement in their cargo holds, and currently operate in liner services between the Baltic area and Northern Spain, Portugal, Mediterranean Sea, Greece, Turkey and Israel where the operator has established long-term partners.

These investments are accounted for under the equity method.  As such, assets, liabilities and results of operations are not consolidated with our operations.  Rather, the net investment in the mini-bulker SPVs is presented on our consolidated balance sheet in investment in unconsolidated entities as a single line item and includes our equity contributions, distributions and interest in the income or loss of each SPV.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

The following presents summarized financial information for the unconsolidated entities, in dollars:

	June 30,	December 31,
	2009	2008

Assets	$27,035,193	$26,294,940

Liabilities	$20,327,014	$19,323,326
Equity	6,708,179	6,971,614
Total liabilities and equity	$27,035,193	$26,294,940

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

For the Period
Revenue	$1,004,357	$2,775,450	$3,034,446	$2,900,783
Expenses	(1,386,377)	(3,886,485)	(3,665,118)	(5,217,810)
Net income (loss)	$(382,020)	$(1,111,035)	$(630,672)	$(2,317,027)

Interest in net income (loss) of unconsolidated entities	$(186,270)	$(544,407)	$(309,029)	$(1,135,343)

The functional currency of the mini-bulker SPVs is the EUR.  The financial statements above were translated from EUR to USD with the balance sheet translated at the exchange rate at the balance sheet date and the income statement translated at the weighted-average exchange rate for the period.  The equity accounts were translated at historical rates.  The investment in unconsolidated entities on our consolidated balance sheet was translated at the exchange rate at the balance sheet date.  The difference of $49,112 between the amount at which the investment is reflected on our consolidated balance sheet, $3,237,896, and 49% of the equity as shown on the financial information above, $3,287,008, is related to the difference in the rates utilized to translate the equity accounts and the investment in unconsolidated entities on our consolidated balance sheet at June 30, 2009.

4.      Long-Term Debt and Pledged Cash

	June 30,	December 31,
	2009	2008

Berenberg Facility	$5,663,679	$56,255,375
Senior Loan	97,443,732	-
Schulte Group	5,300,000	-
Total debt	108,407,411	56,255,375
Current portion of long-term debt	(13,869,464)	(34,927,967)
Total debt classified as long-term	$94,537,947	$21,327,408

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

In November 2006, we entered into a credit facility (“Berenberg Facility”) with Berenberg Bank, a German financial institution, allowing for borrowings up to $37,086,720 (EUR 26,400,000).  Proceeds from borrowings are primarily used for the acquisition of AHTS vessels.  The Berenberg Facility is available in multiple tranches with each tranche being directly related to a single AHTS vessel, but secured by restricted cash.  The Berenberg Facility was amended in March and May 2007, increasing the available borrowings to $70,661,440 (EUR 50,300,000) and extending the maturity date to September 2010.  The remaining terms of the Berenberg Facility were not materially changed.

Under the Berenberg Facility, interest is calculated based on the one-month EURIBOR rate plus a margin of 0.35%.  The weighted-average effective interest rate as of June 30, 2009 and December 31, 2008 was 1.15% and 3.97%, respectively.  Interest is due quarterly but is rolled into the principal amount instead of being paid.  Principal payments are due on each tranche upon the earlier of the delivery date, sale of the related vessel or September 30, 2010.

Under the Berenberg Facility, we are required to maintain compensating balances as security for the repayment of the borrowings under such facility.  The compensating balances must be equal to or greater than the initial amounts drawn by our German Subsidiary and used to pay deposits on construction of our AHTS vessels.  The compensating balances represent the original tranche balance plus interest earned since the original deposit date.  The tranche balance represents the original loan plus all incurred interest which is rolled into the new loans upon maturity which is usually three months.  As the interest rate earned on the compensating balances is less than the interest charged on the tranche balance, the compensating balances do not fully offset the outstanding tranche balances.  During the second quarter of 2009, portions of the Berenberg Facility were repaid utilizing the restricted cash balances which were pledged against the loans, supplemented with contributions from our limited partners.  As of June 30, 2009 and December 31, 2008, borrowings of $5,663,679 (EUR 4,031,662) and $56,255,375 (EUR 39,905,920), respectively, were outstanding and the related compensating balance was $5,620,904 (EUR 4,001,213) and $55,967,374 (EUR 39,701,620), respectively.

On November 20, 2008, Kronos entered into a $30,000,000 credit facility (“Deutsche Schiffsbank Facility”) with Deutsche Schiffsbank Aktiengesellschaft (“Deutsche Schiffsbank”), in preparation for the potential acquisition of a chemical tanker.  The Deutsche Schiffsbank Facility also provided for a related guarantee facility of up to $16,320,000 under which Deutsche Schiffsbank will issue two separate guarantees in favor of the sellers of the chemical tanker, Nantong Mingde Heavy Industry Stock Co., Ltd. And Jiangxi Topsky Technology Co. Ltd. (“Nantong Mingde”).  The Deutsche Schiffsbank Facility is to be drawn in multiple advances with proceeds used to fund the construction and acquisition of the chemical tanker.  Anthos Shipping Co. Limited (“Anthos”) is the current owner of the contract to purchase the chemical tanker.  We anticipate taking ownership of Anthos upon fulfilling the terms of the Amended MOA.  Each pre-delivery advance shall be repaid in full upon delivery of the chemical tanker to Anthos, but no later than March 31, 2012.  Additionally, each delivery advance shall be repaid in 40 installments of $500,000 with a balloon installment in the amount of $10,000,000 payable at the time of the final $500,000 installment, which can be no later than March 31, 2022.

On November 13, 2007, IMS Holdings, the sole shareholder of our general partner, entered into the MOA with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, IMS Holdings placed an order for the chemical tanker through the Schulte Group for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment and to facilitate a bank guarantee for the second installment payment of $8,300,000.

The Schulte Group provided funds for the first installment on the chemical tanker of $8,300,000 through a loan, and IMS Holdings repaid $3,000,000 through its affiliate to the Schulte Group by January 15, 2008, in compliance with the terms of the MOA.  We advanced approximately $3,800,000 to IMS Holdings to allow IMS Holdings to provide funds to make the required payments to the Schulte Group under the MOA.  An addendum to the MOA was executed in July 2008 to extend the loan through November 30, 2008, extend the time period allowed for IMS Holdings to secure financing and increase the amount of possible liquidated damages.  As of December 31, 2008, no agreement had been reached on a further extension of the terms of the MOA, and IMS Holdings was technically in default on their loan and required to pay liquidating damages.  An amended and restated MOA was entered into on April 25, 2009, which extends the term of the loan and bank guarantee through July 30, 2010, increases the interest rate and the possible liquidated damages, requires us to pay a lump sum amount of $200,000 as a fee for providing the extension of the bank guarantee, waives any prior default and clarifies certain other terms of the original MOA.  As part of the changes, the parties to the MOA were formally changed to be between Kronos in place of IMS Holdings and Conway Shipping Co. Ltd (“Conway”) in place of the Schulte Group.  If acquired, the chemical tanker would be held in Anthos, which would be owned by Kronos.  In the future, we may sell or assign the chemical tanker or the rights to acquire it, or may elect to cancel the transaction to purchase the chemical tanker, whereby we would be subject to liquidated damages through the forfeiture of all amounts advanced under the MOA.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

On December 19, 2008, we entered into a $590,816,736 (EUR 420,570,000) Senior Loan with Nord/LB as administrative agent, with a term of 12 years from the delivery of each AHTS vessel.  The proceeds from the loan will be used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV.  A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $118,163,347 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years.  However, in no case can the total loans be in excess of 75% of the aggregate costs of all ships covered by the Senior Loan.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus the three AHTS vessels held by FLTC Fund I.  The 12 ships serve individually and collectively as the collateral for the Senior Loan.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $14,048 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, will be $7,024 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.

Repayment of the Pre-Delivery Facility of the Senior Loan is guaranteed by Reederei Hartmann who is our noncontrolling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I.  In the event the Corporate Guarantee is drawn upon, the German Subsidiary may increase its equity interest in (i) the AHTS SPVs pursuant to the Share Transfer Agreement SCMP (“Share Transfer Agreement”) and (ii) the mini-bulker SPVs pursuant to the applicable “Sale and Assignment of a Limited Share” agreement, in each case, by and between the German Subsidiary and Reederei Hartmann.  There is also a financial guarantee for up to 70% of the loan balance issued by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate.  For the portion of the Senior Loan not guaranteed by SACE S.P.A., the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost to be determined prior to each drawdown.  For the portion of the Senior Loan that is guaranteed by SACE S.P.A, the applicable interest rate is EURIBOR plus 1.375% per annum.  With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum.  Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation.  Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,404,800 (EUR 1,000,000).  If interest incurred exceeds $1,404,800 (EUR 1,000,000) the excess interest will be due at each interest payment date which can be every three to six months.

A guarantee commission of 1.375% per annum is due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $337,152,000 (EUR 240,000,000).  The guarantee commission is due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made.

We are subject to various covenants associated with the Senior Loan such as the payment of dividends, amount of capital infusions from outside investors into the AHTS SPVs, limits on additional financing, restrictions of cargo and weapons, structure and duration of charters related to the ships and establishment of cash accounts with Nord/LB for the cash generated from operations of each AHTS vessel until the Senior Loan is paid in full.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

On January 31, 2009, in order to comply with the conditions of the Senior Loan, we passed a Resolution increasing the total share capital of one of our AHTS SPVs, Isle of Usedom, from $17,378,550 (EUR 13,500,000) to $48,917,400 (EUR 38,000,000) based on the exchange rate at January 31, 2009.  This resulted in an increase in our capital commitment to Isle of Usedom from $14,223,600 (EUR 10,125,000) to $40,036,800 (EUR 28,500,000), based on current exchange rates.

We accepted a drawdown on the Senior Loan on February 25, 2009 related to the delivery of UOS Atlantis totaling $44,689,067 (EUR 35,047,500).  The proceeds were used to pay the fifth and final installment to Fincantieri totaling $33,394,067 (EUR 26,201,700) and to repay the advance from Reederei Hartmann totaling $4,698,317 (EUR 3,686,400) plus accrued interest thereon on February 27, 2009.

On May 26, 2009, UOS Challenger was delivered to our AHTS SPV, MS Norderney.  We accepted a drawdown on the Senior Loan on May 25, 2009 related to the upcoming delivery totaling $49,080,519 (EUR 35,047,500).  The proceeds were used to pay the fifth and final installment to Fincantieri totaling $36,432,946 (EUR 26,016,100) and to repay the advance from Reederei Hartmann totaling $5,150,531 (EUR 3,677,900) plus accrued interest thereon on May 26, 2009.

At June 30, 2009, a total of $97,443,732 (EUR 69,364,844) was outstanding under the Senior Loan with an effective interest rate of 3.293%.  The outstanding balance will be due in full in February 2021.  During the three and six months ended June 30, 2009, we incurred interest expense of $541,864 (EUR 403,258) and $706,910 (EUR 529,441), respectively, related to the drawdown on the Senior Loan.

A summary of the total interest incurred, capitalized and expensed is shown below (in dollars):

	Three Months Ended		Six Months Ended
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Interest capitalized to vessel construction in progress:
Beginning of period	$3,652,207	$1,782,453	$3,448,928	$1,017,307
Interest incurred	4,985,504	587,018	6,557,969	1,383,316
Currency translation change related to beginning balance	205,512	(69)	(11,988)	73,903
Interest related to property and other assets held for sale	-	6	-	(95,023)
Interest expense	(4,256,964)	(220)	(5,408,650)	(10,315)
Amount reclassed to delivered vessels	(1,158,779)	-	(1,158,779)	-
End of period	$3,427,480	$2,369,188	$3,427,480	$2,369,188

Interest paid	$4,240,395	$2,189	$5,408,650	$102,367
Interest added to principal on borrowings on Berenberg Facility	$173,230	$586,798	$594,009	$1,373,001

The amount shown as interest incurred above for the three and six months ended June 30, 2009 includes $3,125,129 (EUR 2,332,341) and $3,653,314 (EUR 2,736,155) related to adjustments to the fair value of our interest rate swap agreements.  Please see Note 5 for further information.  There were no interest rate swap agreements in place during the three and six months ended June 30, 2008.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

5.      Derivative Instruments

We are exposed to global market risks, including the effect of changes in interest rates and foreign currency fluctuations.  Foreign currency denominated debt and derivative instruments are used to mitigate the impact of these changes.  We do not use derivatives or hedges with a level of complexity or with a risk higher than the exposures to be hedged and do not hold or issue derivatives for trading purposes.

On March 6, 2009 and March 11, 2009, respectively, two of our AHTS SPVs, MS Juist and MS Norderney, entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The original notional amount of the forward currency exchange contracts was $10,800,000 and $7,500,000, respectively.  The contract for MS Juist covers the one year period beginning May 26, 2009 and the contract for MS Norderney covers the period from May 20, 2009 through November 26, 2009.  These contracts are not designated for hedge accounting under SFAS No. 133.

On March 27, 2009, one of our AHTS SPVs, MS Juist, entered into an interest rate swap agreement, which begins February 2010 and expires February 2019 with a notional value of $45,131,834 (EUR 32,126,875) at June 30, 2009, in order to hedge the risk of rising interest rates related to the Senior Loan, which is based on the three-month EURIBOR rate.  On May 25, 2009, the remaining eight of our nine AHTS SPVs entered into similar interest rate swap agreements, which begin in March 2010 and expire from May 2019 to April 2020.  The total notional value of these agreements is $380,543,419 (EUR 270,887,969) at June 30, 2009, bringing the total notional value under the nine interest rate swap agreements to $425,675,253 (EUR 303,014,844) at June 30, 2009.  Through these agreements, we have fixed our debt service cost related to our AHTS SPVs for the period covered by the agreement at rates between 3.465% and 3.885% plus the applicable margin and funding costs.  By entering into these interest rate swap agreements, we are protecting against interest rate fluctuations on the variable three-month EURIBOR rate component of the outstanding borrowings under our Senior Loan which matures in February 2021.  These instruments are not designated for hedge accounting under SFAS No. 133.

On May 8, 2009, our AHTS SPVs entered into forward exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The contracts run from December 2009 through December 2011.  These forward currency exchange contracts, which have been designated for hedge accounting under SFAS No. 133, total $113,400,000.

Derivative instruments, including those classified as hedges, are reported as either assets or liabilities based on whether their individual fair value is a gain or loss, and amounts are classified as short term where appropriate.  The offset is dependent upon the nature of the derivative, and whether or not it is designated as a hedge.  The change in the fair value of our interest rate swaps, none of which are classified as hedges, is included in interest expense on the consolidated statement of operations.  Changes in the value of forward currency exchange contracts not classified as hedges are offset to foreign currency transaction gain (loss) on the consolidated statement of operations.

Changes in the value of forward currency exchange contracts classified as hedges are recognized as gains or losses.  Such gains or losses are included in foreign currency transaction gain (loss) on the consolidated statement of operations to the extent that testing shows them to be ineffective, with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income on the consolidated balance sheet.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

The fair value of our derivative instruments as of June 30, 2009 is as follows (in dollars):

	Fair Value	Fair Value
	of Short-Term	of Derivative	Fair Value
	Derivative	Assets, net of	of Derivative
Derivatives by hedge designation	Assets	short-term portion	Liabilities
Designated as hedging instruments:
Forward currency exchange contracts	$356,181	$2,318,576	$-

Not designated as hedging instruments:
Forward currency exchange contracts	1,391,670	-	-
Interest rate swap agreements	-	-	3,754,136

Total derivatives	$1,747,851	$2,318,576	$3,754,136

For the three and six months ended June 30, 2009, we recognized net gains and (losses) on derivative instruments as follows (in dollars):

		Three Months	Six Months
		Ended	Ended
Derivatives by hedge designation	Classification of gains (losses)	June 30, 2009	June 30, 2009
Cash flow hedges:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$(74,468)	$(74,468)

Not designated as hedging instruments:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$1,058,190	$1,518,483
Interest rate swap agreements	Interest expense	$(3,039,954)	$(3,568,139)

6.      Related Party Transactions

In November 2006, we entered into a management agreement (“Management Agreement”) with Suresh Capital Maritime Holdings, LLC (“SCMH”), which until April 1, 2009, held an approximate 2% ownership in our Cyprus Subsidiary.  The Management Agreement provided for a management fee of $4,200,000, payable in 12 installments of $350,000 each.  The initial installment was paid in October 2006.  The remaining installments were due at the beginning of each quarter commencing January 2007 and ending July 2009.

Effective January 1, 2007, the terms of the Management Agreement were amended.  We entered into a letter agreement with SCMH (“Letter Agreement”) which replaced the Management Agreement.  The Letter Agreement provided for us to advance funds as a loan, which are unsecured, totaling $3,237,500 to SCMH on a quarterly basis.  The Letter Agreement provided for repayment of the advances with interest at a rate equal to 5% per annum.  As of June 30, 2009 and December 31, 2008, the amount receivable from SCMH in connection with the Letter Agreement was $1,796,985 and $1,661,782, respectively, including accrued interest of $164,001 and $118,798, respectively.  During the three and six months ended June 30, 2009, we recognized interest income of $24,522 and $45,203, respectively.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

Effective January 1, 2009, we entered into an Amended and Restated Shareholders’ Agreement in our Cyprus Subsidiary.  As a result of this agreement, the Letter Agreement with SCMH was terminated.

As of December 31, 2008, we had $4,278,164, including accrued interest of $283,164, due from IMS Holdings resulting from short-term advances we made to IMS Holdings relating to the acquisition of the chemical tanker prior to the formation of Kronos (the “Partnership Notes”).  Each advance bore interest at 8% with a final maturity date of December 2018.  As of June 24, 2009, the amount due from IMS Holdings was $4,238,983, including accrued interest of $361,983.  The cost basis of the investment in the chemical tanker on the financial statements of IMS Capital Partners was $4,138,946.  Therefore, $4,138,946 of the note receivable balance was transferred to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA, under which Kronos was the obligor.  Therefore, as of June 30, 2009, we had a residual amount due of $100,036 from IMS Holdings related to these short-term advances.  See Note 2 for additional information regarding the potential acquisition of the chemical tanker.

In January 2009, two of our AHTS SPVs entered into short-term loan agreements with Reederei Hartmann for the advancement of funds to pay the fourth installment payment due to the shipyard with respect to the delivery of the first two AHTS vessels.  At December 31, 2008, these payments due to the shipyard were accrued as part of vessel construction installments payable on our consolidated balance sheet.  The short-term loans with Reederei Hartmann are due upon the delivery of the applicable AHTS vessel.  These advances were necessary because the shipyard invoiced the installment payments before the Senior Loan was in place; therefore, the Pre-Delivery Facility was not available.  The loan associated with UOS Atlantis was paid in full upon the vessel delivery in February 2009, and the loan associated with UOS Challenger was paid in full upon the vessel delivery in May 2009.

During October 2008, we were advanced $1,000,000 in the form of a loan from III:I Emerging Market Partners Real Estate Investment Fund I, L.P. (“EMP Fund I”), an affiliate of our General Partner.  This loan, which is unsecured, bears interest at a rate of 12% and matures in October 2010.  In connection with this loan, we paid a $20,000 commitment fee to EMP Fund I upon execution of the promissory note.  This fee was included in interest expense on our consolidated statement of operations.  The loan balance at June 30, 2009 and December 31, 2008 was $622,391 and $1,001,041, including $22,391 and $1,041 of accrued interest, respectively.  During the three and six months ended June 30, 2009, we recognized interest expense of $22,391 and $51,439, respectively.

During December 2008, we were advanced $250,000 in the form of a loan from III to I Financial Management Research, L.P., an affiliate of our General Partner.  This loan, which is unsecured, bears interest at a rate of 12% and matures in December 2018.  The loan balance at June 30, 2009 and December 31, 2008 was $56,000 and $251,233, respectively.  The balance as of December 31, 2008 includes accrued interest of $1,233.  There was no accrued interest payable as of June 30, 2009.  During the three and six months ended June 30, 2009, we incurred interest expense of $3,660 and $4,542, respectively, related to this loan.

The AHTS SPVs pay technical and commercial management fees to Hartmann Offshore, an affiliate of Reederei Hartmann, the noncontrolling interest owner of the AHTS SPVs.  These fees are included in vessel construction in progress or vessels on our consolidated balance sheet.  The balances as of June 30, 2009 and December 31, 2008 were $3,687,600 (EUR 2,625,000) and $2,290,763 (EUR 1,625,000), respectively.

The AHTS SPVs pay construction fees to Hartmann Offshore.  These fees are included in vessel construction in progress or vessels on our consolidated balance sheet.  The balances as of June 30, 2009 and December 31, 2008 were $1,580,400 (EUR 1,125,000) and $352,425 (EUR 250,000), respectively.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

Each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee will provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $702,400 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited which are affiliates of SCMH.  As of June 30, 2009 and December 31, 2008, we incurred $2,801,288 (EUR 1,968,750) and $1,750,988 (EUR 1,218,750), respectively, in syndication costs.  These costs are translated using historical rates and they are included as an offset to noncontrolling interest and partners’ equity on our consolidated balance sheet.

7.      Fair Value of Financial Instruments

Fair value is defined under SFAS No. 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under SFAS No. 157 must maximize the use of the observable inputs and minimize the use of unobservable inputs.  The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

•
Level 1 - Quoted prices in active markets for identical assets or liabilities. These are typically obtained from real-time quotes for transactions in active exchange markets involving identical assets.

•
Level 2 - Quoted prices for similar assets and liabilities in active markets; quoted prices included for identical or similar assets and liabilities that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets. These are typically obtained from readily-available pricing sources for comparable instruments.

•
Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability.  These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, related party receivables and payables approximate their carrying amounts due to the relatively short period to maturity of these instruments.  The estimated fair value of all debt as of June 30, 2009 and December 31, 2008 approximated the carrying value since the Berenberg Facility loans are renewed every three months at the current interest rates at renewal and the draws on the Senior Loan incur interest at a variable rate and mature every one to three months.  The estimates presented are not necessarily indicative of the amounts that would be realized in a current market exchange.

The fair value of the interest rate swaps and the forward currency exchange contracts discussed in Note 5 are presented separately in long-term derivative liabilities and both current and long-term derivative assets on our consolidated balance sheet.  The fair value of the interest rate swap (used for non-speculative purposes) is based on the relative fair values of the discounted future stream of interest payments under the original floating interest facility using rates derived based on a forward curve of the three-month EURIBOR, upon which the terms of the Senior Loan are based, versus the future interest payments due under the fixed rate obtained in the interest rate swap agreements.  The fair values of the forward currency exchange contracts are based on the relative exchange rates per the forward currency exchange contracts versus the forward exchange rate curve as of June 30, 2009.  The fair value of the derivative instruments are determined with reference to observable rates which are commonly quoted on a forward basis, and are therefore classified as Level 2 items.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

Unaudited

Our assets and liabilities as of June 30, 2009 that are measured at fair value on a recurring basis are summarized below (in dollars):

	Level 1	Level 2	Level 3
Assets
Forward currency exchange contracts	$-	$4,066,427	$-

Liabilities
Interest rate swap agreement	$-	$3,754,136	$-

8.      Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of June 30, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

9.      Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Unrealized gain (loss) on forward currency exchange contract hedge	$2,753,107	$-	$2,753,107	$-
Foreign currency translation adjustment	1,954,609	(9,514)	1,032,639	1,134,076
Other comprehensive income (loss)	4,707,716	(9,514)	3,785,746	1,134,076
Less other comprehensive (income) loss attributable to noncontrolling interest	(1,429,474)	367	(375,577)	(43,618)
Other comprehensive income (loss) attributable to III to I Maritime Partners Cayman I, L.P.	$3,278,242	$(9,147)	$3,410,169	$1,090,458

Accumulated other comprehensive income in the partners’ equity section of the consolidated balance sheets includes:

	June 30,	December 31,
	2009	2008

Unrealized loss on forward currency exchange contract hedge	$2,064,830	$-
Foreign currency translation adjustment	1,468,505	123,166
Accumulated other comprehensive income	$3,533,335	$123,166

10.           Subsequent Events

We analyze subsequent events in accordance with SFAS No. 165 to determine if events after the balance sheet date provide additional evidence about conditions that existed at the balance sheet date.  Events have been evaluated through August 13, 2009 which is the date the financial statements are available to be issued, and we determined that no additional disclosures are required.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our operating results for the three and six months ended June 30, 2009 and 2008.  This report represents an update to the more detailed and comprehensive disclosures included in our amended Registration Statement on Form 10 for the periods ended March 31, 2009 and the years ended December 31, 2008 and 2007.  Accordingly, the following discussion should be read in conjunction with the information included in our amended Form 10 filed with the Securities and Exchange Commission (“SEC”), and with our unaudited consolidated financial statements and related notes as presented in this Form 10-Q under Part I, Item 1. Financial Statements.

The discussion includes forward-looking statements.  As such, the cautionary language applicable to such forward-looking statements described above in Forward-Looking Statements is incorporated by reference into this section.  Forward-looking statements are management’s best estimates, and actual results could differ substantially from those estimates.  Among the factors that could cause actual results to differ materially are those discussed in Item 1A. Risk Factors of our registration statement on Form 10/A.

Our functional currency is the U.S. dollar.  However, the functional currency of many of our subsidiaries is the Euro.  All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been restated in Euros (“EUR”) following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of June 30, 2009.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Overview

The partnership is a Cayman Islands exempted limited partnership formed in October 2006 with III to I International Maritime Solutions Cayman, Inc. as our general partner.  Through our subsidiaries, we own majority interests in nine anchor-handling tug supply (“AHTS”) vessels, two of which are in operation, and non-controlling interests in two multipurpose bulk carrier vessels (“mini-bulkers”) currently in operation.  The first AHTS vessel was delivered on February 27, 2009, the second on May 28, 2009, with the the seven AHTS vessels still under construction scheduled for delivery from September 2009 through April 2010.  Our two delivered AHTS vessels were immediately placed in service, and began operating under their respective charter agreements on March 15, 2009 and June 24, 2009, respectively.  Each AHTS SPV has entered into a ship management agreement with Hartmann Offshore for the management of its respective vessel.  Each of our mini-bulkers is managed by Reederei Hesse.  Reederei Hesse and their affiliates and affiliates of the Hartmann Group collectively own the remaining ownership of each of the mini-bulkers.  In addition to our AHTS vessels and mini-bulker acquisitions, we have advanced funds for the potential purchase of a chemical tanker to be held in a separate special purpose entity (“SPV”) which will be owned by Kronos Shipping I, Ltd. (“Kronos”).  If the acquisition of the chemical tanker is completed, we intend to join the Hanseatic Tankers Pool and retain Bernhard Schulte Shipmanagement (“Schulte Group”) to manage the operations of our chemical tanker as part of a fleet of like-kind vessels.

With the first two AHTS vessels delivered and operating under their charters, our operations have begun to shift focus from development stage to vessel operations, and we are therefore no longer a development stage company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises.

The mini-bulkers are merchant ships specially designed to transport bulk cargo and typically operate under short-term leases in established liner services between the Baltic area and Northern Spain, Portugal, the Mediterranean Sea, Greece, Turkey and Israel where the operator has established long-term partners.

The AHTS vessel industry supports the exploration, development and production stages of offshore oil and gas drilling.  Our AHTS vessels are specialized vessels built to tow deepwater drilling rigs into position and deploy and recover the mooring systems for the rig.  The vessels may also be used for rig and platform supply, transportation of bulk and deck cargo and in emergency situations such as fire-fighting, evacuation of personnel or oil recovery operations.  The market for our AHTS vessels, which we anticipate will represent the majority of our operations, is dependent upon the numerous factors which drive demand for offshore oil and gas exploration and development.  This demand is ultimately tied to oil and gas prices that are determined by the supply and demand relationship for oil.

Our AHTS vessels could support offshore deep sea oil and gas drilling in any of the following locations:  the North Sea, Gulf of Mexico, Mediterranean Sea, Brazil, West Africa, Southeast Asia and Australia.  They will generally be available to work worldwide, with the exception of the United States due to Jones Act restrictions.  Once in operation, we believe our AHTS vessels will earn revenue through time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or long-term charters, which typically range from one to three years.

In March 2009, we entered into an agreement (“AHTS Pool Agreement”) with United Offshore Support GmbH & Co. KG (“UOS”), an affiliate of Hartmann Offshore and a member of the Hartmann Group, to participate in a revenue pool comprised of our nine AHTS SPVs and three AHTS SPVs owned by our affiliate, FLTC Fund I (the “Pool Members”, together the “UOS AHTS Pool”).  The agreement names UOS as the “Pool Manager”, with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement.  Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its revenue less voyage expenses (“Voyage Results”) with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business.  The AHTS Pool Agreement will have no effect on our consolidated revenues until such time as one of the FLTC Fund I vessels is placed in service, which is expected to occur in May 2010.  Under these arrangements, our AHTS SPVs will typically be responsible for their individual vessel operating expenses such as crew costs, class costs, insurance on the vessel and routine maintenance.  Class costs represent the cost of maintaining our vessels to the level which permits them to obtain annual quality certificates applicable to the AHTS vessel class, mandatory inspections every two and one half years and dry docking, which is mandatory every five years.  Crew costs represent the cost of employing the crews, including wages, which operate the vessel.

The average charter rate per day based on contracts currently in place is $41,750 per day.  Our first AHTS vessel, UOS Atlantis, was delivered in February 2009.  The vessel was placed in operation through a one-year charter with EDT Offshore Egypt S.A.E. to become part of BP Egypt’s Mediterranean vessel fleet and support BP’s offshore drilling activities.  This charter can be extended at the option of BP Egypt for two one-year options after the initial one year period.  Our second AHTS vessel, UOS Challenger, was delivered in May 2009.  It began operating in June 2009 under a charter agreement with Transportacion Maritima Mexicana, S.A de C.V. for approximately seven months with an option for an additional 18 months.

Our first AHTS vessel was placed in service upon delivery on February 27, 2009, and began operating under its charter on March 15, 2009.  Our net daily earnings for our first AHTS vessel, which is a measure of the SPVs charter income less the vessel operating expenses, which do not include interest expense on acquisition debt, averaged $16,430 and $12,771 for the three and six months ended June 30, 2009, based on the date the vessel was placed in service through June 30, 2009.  Included in vessel revenue is a mobilization fee of $100,000, which is a one-time fee due under the charter contract for the initial mobilization of the vessel to its charter destination, as well as approximately $60,000 related to the fuel on board the vessel at the time of delivery.  Included in the vessel operating expenses are management fees paid to Hartmann Offshore totaling $141,124 and $172,520 for the three and six months ended June 30, 2009.  Also included is an accrual of repair expenses for one of the AHTS vessel’s auxiliary engines.

Our second AHTS vessel was placed in service upon delivery on May 28, 2009, and began operating under its charter on June 24, 2009.  Our net daily earnings for our second AHTS vessel averaged ($50,252) for the three and six months ended June 30, 2009, based on the date the AHTS vessel was placed in service through June 30, 2009.  Included in vessel revenue is a mobilization fee of approximately $650,000, which is a one-time fee due under the charter contract for the initial mobilization of the vessel to its charter destination.  Included in the vessel operating expenses are management fees paid to Hartmann Offshore totaling $34,542 for both the three and six months ended June 30, 2009.  Also included are one-time charges related to an accrual of repair expenses as a result of damage to the AHTS vessel’s main winch sustained during regular operations, and compensation due to the charterer related to late delivery of the AHTS vessel to its charterer.

Currently, no additional charters have been arranged.  The remaining AHTS vessels are currently scheduled for delivery from September 2009 through April 2010, although delays in delivery of one or two months are common.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Time charter revenue	$4,391,713	$-	$5,218,890	$-

Operating expenses:
Vessel operating expenses	4,504,396	-	5,289,641	-
Professional fees	754,128	218,884	1,940,112	349,617
Brokerage and representation fees	164,062	164,062	328,125	328,125
Other operating expenses	216,870	56,024	233,083	193,007
Total operating expenses	5,639,456	438,970	7,790,961	870,749

Operating loss	(1,247,743)	(438,970)	(2,572,071)	(870,749)

Other income (expense):
Interest income	195,497	613,243	865,332	1,223,799
Interest expense	(4,256,964)	(220)	(5,408,650)	(10,315)
Foreign currency transaction gain (loss)	3,230,705	46,735	(226,828)	3,239,950
Equity in loss of unconsolidated entities	(186,270)	(544,407)	(309,029)	(1,135,343)
Total other income (expense)	(1,017,032)	115,351	(5,079,175)	3,318,091

Net income (loss)	(2,264,775)	(323,619)	(7,651,246)	2,447,342
Net loss attributable to the noncontrolling interest	839,960	12,557	987,185	50,875
Net income (loss) attributable to III to I Maritime Partners Cayman I, L.P.	(1,424,815)	(311,062)	(6,664,061)	2,498,217
Less general partner interest in net income (loss)	(20,561)	(5,731)	(97,820)	47,303
Limited partner interest in net income (loss)	$(1,404,254)	$(305,331)	$(6,566,241)	$2,450,914

Net income (loss) per general partner unit:
Basic and diluted	$(2.08)	$(0.58)	$(9.88)	$4.78
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net income (loss) per limited partner unit:
Basic and diluted	$(2.08)	$(0.58)	$(9.88)	$4.78
Weighted average limited partner units outstanding	676,156	527,430	664,556	512,937

Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008 and the Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

Revenues
Revenues consist of charter revenue earned by our delivered AHTS vessels and may include revenue from the chemical tanker if we complete its purchase.

Revenues increased approximately $4,392,000 and $5,219,000 for the three and six months ended June 30, 2009 compared to the three and six months ended June 30, 2008, respectively, when we had no revenue.  This increase represents revenue earned on our first two AHTS vessels, which began operation under their respective charters in March and June 2009.

Vessel Operating Expenses
Vessel operating expenses consist of expenses related to the operation of our vessels, and include depreciation but do not include interest expense related to the Senior Loan.

The vessel operating expenses of approximately $4,504,000 and $5,290,000 for the three and six months ended June 30, 2009, respectively, represents operating costs for our first two AHTS vessels placed in service on February 27, 2009 and May 28, 2009.  We did not have any vessel operating expenses prior to the first AHTS vessel being placed in operation.  Vessel operating expenses for the three months ended June 30, 2009 included accruals of one-time charges related to a repair of the main winch of the UOS Challenger estimated at approximately $582,000 due to damage sustained during operations, and repair of one of the auxiliary engines of UOS Atlantis estimated at approximately $129,000.   The auxiliary engine repairs or some portion thereof may be reimbursed by Fincantieri Shipyards (“Fincantieri”) in a future period related to the shipbuilders’ guarantee, but because such reimbursement is highly uncertain and the amount is not likely to be material, an estimate of the reimbursement has not been accrued.  Also included is accrued compensation due to the charterer of UOS Challenger due to the late delivery of the vessel into its charter contract totaling $460,000.

Vessel operating expenses for the third quarter will include repair costs related to an incident with UOS Atlantis where its propeller was damaged.  Current estimates of repair costs and penalties due to the charterer related to this incident are approximately $1,000,000, net of expected insurance proceeds.

Professional Fees
Professional fees consist of legal, accounting, audit, tax, management and consulting fees.

The increase in professional fees of approximately $535,000, or 245%, from approximately $219,000 for the three months ended June 30, 2008 compared to approximately $754,000 for the three months ended June 30, 2009, was due to an increase in legal fees and audit and tax consulting fees during 2009 related to our Consent Solicitation, amendment of our limited partnership agreement, restructuring of our Cyprus subsidiary, preparation for the filing of our initial registration statement and other matters, including the formation of our wholly owned subsidiary, Kronos.  The remaining difference is due to an increase in the fees charged related to our administrative and professional services agreement with Dental Community Management, Inc. (“DCMI”).  DCMI maintains our books and records and handles all our business activities.  Their monthly fee was $25,000 through April 2008, $60,000 per month from May to December 2008 and $100,000 per month thereafter.

The increase in professional fees of approximately $1,590,000, or 455%, from approximately $350,000 for the six months ended June 30, 2008 compared to approximately $1,940,000 for the six months ended June 30, 2009, was due to increased legal, audit and tax service fees related to the matters mentioned above which accounted for approximately $1,210,000 of the increase; and finally to our entrance into an administrative and professional services agreement with DCMI as described above.

We expect that our professional fees will remain fairly consistent with those during the three months ended June 30, 2009 due to increased legal, accounting and professional service fees related to the increased regulatory environment that we are subject to as an SEC registrant and increased legal fees related to negotiation of charters as vessels are placed into service.

Brokerage and Representation Fees
Brokerage and representation fees consist of fees paid to providers of our ship brokerage, representation and consulting services.  The last payment under this agreement will be made during the fourth quarter of 2009.  We do not expect to pay brokerage and representation fees beyond this date.

Our brokerage and professional fees for the three and six months ended June 30, 2008 as compared to that for the three and six months ended June 30, 2009 remained constant, due to the continuing arrangement with the providers of our ship brokerage, representation and consulting services.

Other Operating Expenses
Other operating expenses consist of office and administrative expenses, travel expenses and bank fees that are not directly related to financing arrangements.

The increase in other operating expenses of approximately $161,000, or 287%, from approximately $56,000 for the three months ended June 30, 2008 to approximately $217,000 for the three months ended June 30, 2009, was due to an increase in office expenses of approximately $70,000, and an increase in other miscellaneous costs, including commissions related to the chartering of our vessels, of approximately $91,000.

The increase in other operating expenses of approximately $40,000, or 21%, from approximately $193,000 for the six months ended June 30, 2008 to approximately $233,000 for the six months ended June 30, 2009, was due to an increase in office expenses of approximately $79,000, and an increase in bank fees and miscellaneous costs of approximately $42,000.  These increases were partially offset by a decrease in travel and other administrative costs of approximately $81,000.

Given the increased business activity and the travel related to the construction stage of the remaining AHTS vessels, we expect these costs to increase as compared to that for the three months ended June 30, 2009.

Interest Income
Interest income is earned on balances in various operating and money market accounts in which our funds are held.  As funds are raised, they are deposited in operating accounts in the United States and in interest bearing accounts in foreign countries.  Amounts necessary for operations and payment of upcoming AHTS vessel construction installments are held in these accounts.  In the past, as construction payments came due, funds held were moved to the restricted cash accounts and pledged as collateral for the loans that funded the AHTS vessel construction payments to Fincantieri.  As the balance of these pledged funds grew, so too did the interest earned on the funds.  During the six months ended June 30, 2009, funds held in these pledged accounts were utilized to repay the loans under the credit facility (“Berenberg Facility”) with Berenberg Bank related to the AHTS vessel construction payments, and our interest income decreased.  Interest was also earned on short-term loans to a related party.

Interest income decreased approximately $418,000, or 68%, from approximately $613,000 for the three months ended June 30, 2008 to approximately $196,000 for the three months ended June 30, 2009.  Interest income also decreased approximately $358,000, or 29%, from approximately $1,224,000 for the six months ended June 30, 2008 to approximately $865,000 for the six months ended June 30, 2009.  These decreases were due to a decrease in funds held in interest bearing pledged accounts due to repayment of the related loans with the pledged funds, and a decrease in interest income from our related party notes receivable, which were partially repaid during the second quarter of 2009.

We expect interest income to decrease in future periods due to the use of the restricted cash balances, which was our primary source of interest income, to repay the Berenberg Facility.

Interest Expense
Interest expense was incurred on the senior loan facility (“Senior Loan”) with Norddeutsche Landesbank Girozentrale (“Nord/LB”) which was entered into on December 19, 2008, and two related party loans which were entered into during the fourth quarter of 2008.  Interest expense is also recognized related to our entering into interest rate swap agreements related to the Senior Loan on our AHTS vessels.  The underlying Senior Loan agreements are at variable rates, while the swap agreements serve to fix the interest rates through 2019.

The increase in interest expense of approximately $4,257,000, from approximately $220 for the three months ended June 30, 2008 to approximately $4,257,000 for the three months ended June 30, 2009, was primarily due to recognition of interest expense due to the execution in April 2009 of the interest rate swap agreements related to the Nord/LB senior loan facility for eight of our nine AHTS vessels.  These instruments have not been designated for hedge accounting, and therefore the entire change in the fair value of the positions from period to period of approximately $3,040,000 is recorded as interest expense.  Of the nine AHTS vessels for which we have swap agreements, eight were entered into during the three months ended June 30, 2009, resulting in the initial recording of the fair value of these positions.  The agreements are effective from 2010 through 2019, and are currently recorded as a derivative liability totaling approximately $3,754,000, due to the relatively low variable rates being experienced as compared with the fixed rates under the swap agreements, which reflect our belief that interest rates will rise in the long term.

Approximately $822,000 of the increase is due to interest expense related to the amounts drawn on the Senior Loan with Nord/LB for the first two AHTS vessels, which were delivered in March and May 2009, as well as agency and commitment fees related to the Senior Loan.  The remaining increase is due to guarantee fees due under the guarantee provided by Reederei  Hartmann related to the Senior Loan and amortization expense on the deferred loan costs.

The increase in interest expense of approximately $5,398,000, from approximately $10,000 for the six months ended June 30, 2008 to approximately $5,409,000 for the six months ended June 30, 2009, was again primarily due to the execution of the interest rate swap agreements discussed above, which resulted in our recognizing interest expense totaling $3,568,000 for the six months ended June 30, 2009.  Approximately $1,196,000 of interest expense was incurred on amounts drawn on the Senior Loan for the first two AHTS vessels, as well as agency and commitment fees related to the Senior Loan.  The related guarantee provided by Reederei Hartmann accounts for $363,000 of the increase.  The remaining increase is due to amortization expense of the deferred loan costs.

Foreign Currency Transaction Gain (Loss)
Foreign currency transaction gain (loss) is the amount of gain or loss realized when the cash balances held in EUR by our parent company, III to I Maritime Partners Cayman I, LP, are converted to our functional currency, USD, on each balance sheet date.

The change in our foreign currency transaction gain (loss) from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009, was caused by a continuation of a period of relatively high volatility in exchange rates.  The primary factor with respect to changes in the foreign currency transaction gain (loss) was due to the revaluing of our EUR denominated bank accounts and restricted cash balances held in foreign countries to USD using the current prevailing exchange rate at the end of each month.

In addition to the relative volatility in exchange rates, we entered into currency forward exchange contracts related to our anticipated USD revenue, under which we locked in the future rates at which amounts representing portions of our anticipated U.S. dollar revenue will be converted to EUR.  The recording of the valuation of these agreements resulted in the recognition of a net foreign currency transaction gain for the three and six months ended June 30, 2009 totaling $984,000 and $1,444,000, respectively.

Equity in Income (Loss) of Unconsolidated Entities

Equity in loss of unconsolidated entities represents our share of the income or loss reported for the operations of the bulk carrier vessels in which we own a minority interest.

The decrease of approximately $358,000 and $826,000 in the loss recognized from the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2009, respectively, is due to the fact that the bulk carrier vessels experienced fewer losses as relationships were established with the charterers utilizing the liner services between the Baltic and Mediterranean Seas.

Noncontrolling interest
Noncontrolling interest represents the amount of income or loss allocable to other parties where their share has been included in our consolidated results of operations.

The comparative effect on our allocation of income or loss to the noncontrolling interest holders between the three and six months ended June 30, 2008 and the three and six months ended June 30, 2009, was primarily due to the difference in income for the periods presented.

Liquidity and Capital Resources

As of June 30, 2009, we had cash and cash equivalents of $11,230,817 along with restricted cash of $5,620,903.  Restricted cash represents the compensating balances required by Berenberg Bank in relation to our outstanding loans.  Upon the delivery of our first two AHTS vessels, the portion of the restricted cash balances related to the outstanding loan amount on the delivered AHTS vessel was used to repay the majority of the associated loan.  In addition, during the second quarter of 2009, we have repaid the majority of the remaining loans under the Berenberg Facility with the restricted cash balances, which has reduced the restricted cash balances to the level shown above.

Since inception through June 30, 2009, we have raised approximately $66,243,688, net of syndication costs of approximately $2,877,332, through the private placement of our limited partner units.  As discussed above, the funds from the offering were utilized primarily to collateralize loans, the proceeds of which were used to pay the first two of five installments to Fincantieri for the construction of our AHTS vessels and to pay for related expenditures as shown in our consolidated financial statements.  The payments to Fincantieri were made via draws on our Berenberg Facility attributable to each AHTS SPV which then paid Fincantieri.  The pledged funds have now been utilized to repay the loans under the Berenberg Facility.

Upon the deliveries of UOS Atlantis and UOS Challenger, funds were drawn on the Senior Loan, which were used to repay the outstanding balances on the loan from Reederei Hartmann and pay the fifth and final installments on each vessel to Fincantieri.  The remaining funds were utilized to pay for outfitting costs for the AHTS vessels and to provide operating reserves for the AHTS SPVs.

Operating Cash Flows
Operating activities produced a net use of cash of approximately $4,241,000 for the six months ended June 30, 2009, as compared to approximately $10,000 for the six months ended June 30, 2008, for an increase in net cash used of approximately $4,231,000.  Net cash used increased between periods due to increased expenses, the payment of accrued interest related to the repayment of our loan with Berenberg Bank for the first delivered AHTS vessel in February 2009 and the second in May 2009, and an increase in prepaid assets, which is mainly due to supplies purchased for future vessel deliveries.  Approximately $2,243,000 of the net use of cash related to the charter revenue receivable as of June 30, 2009.  These increases were partially offset by increases in accounts payable due to added expenses from UOS Atlantis and UOS Challenger being in operation, as well as additional costs associated with our reorganization and registration with the SEC, and decreases in other receivables.

Investing Cash Flows

Investing activities used approximately $32,287,000 for the six months ended June 30, 2009, as compared to $9,423,000 for the six months ended June 30, 2008.  This was due primarily to the use of approximately $77,886,000 for advances for vessel acquisitions and construction costs, the majority of which was related to the deliveries of UOS Atlantis and UOS Challenger in late February and May 2009, respectively.  Additionally, on board equipment totaling approximately $4,652,000 was purchased during the six months ended June 30, 2009.  During the six months ended June 30, 2008, proceeds of approximately $3,297,000 were provided by the sale of an AHTS vessel to FLTC Fund I.  There were no corresponding dispositions during the three months ended June 30, 2009.  These factors were partially offset by a decrease in amounts due from related parties between the two periods, and an increase in cash provided by investing activities of approximately $50,346,000 from the recording of the release by Berenberg Bank of pledged cash for loans related to eight of the nine AHTS vessels, resulting in the recognition of cash provided by investing activities.

Financing Cash Flows
Net cash provided by financing activities was approximately $45,713,000 for the six months ended June 30, 2009 as compared by approximately $8,680,000 for the six months ended June 30, 2008.  The difference is primarily related to the deliveries of UOS Atlantis and UOS Challenger and the related proceeds drawn on the Senior Loan of $98,469,000, which was partially offset by the repayments on the Berenberg Facility related to either of our nine AHTS vessels of $48,100,000 and repayment of related party loans which funded the fourth installments to the shipyard for UOS Atlantis and UOS Challenger totaling $10,939,000.  In addition, principal repayments to Nord/LB utilized cash of approximately $1,026,000 and payment of syndication costs utilized cash of approximately $1,050,000.  Contributions from partners were approximately $4,680,000 for the six months ended June 30, 2009, as compared with approximately $7,115,000 for the six months ended June 30, 2008.  Contributions from noncontrolling interests in the AHTS SPVs were approximately $1,673,000 for the six months ended June 30, 2009 as compared with approximately $992,000 for the six months ended June 30, 2008.

Financing Arrangements
Berenberg Facility
In November 2006, we entered into the Berenberg Facility with Berenberg Bank, a German financial institution, allowing for borrowings up to $37,086,720 (EUR 26,400,000).  The Berenberg Facility was amended in March and May 2007, increasing the available borrowings to $70,661,440 (EUR 50,300,000) and extending the maturity date to September 2010.  The remaining terms of the Berenberg Facility were not materially changed.

Under the Berenberg Facility, we are required to maintain compensating balances as security for the repayment of the borrowings under such facility.  The compensating balances must be equal to or greater than the amounts drawn by our German Subsidiary and used to pay deposits on the acquisition and construction of our AHTS vessels.  The Berenberg Facility is funded in multiple tranches with each tranche being directly related to a single AHTS vessel.

Interest under the Berenberg Facility is calculated based on the one-month EURIBOR rate plus a margin of 0.35%.  The weighted-average effective interest rate as of June 30, 2009 and December 31, 2008 was 1.15% and 3.97%, respectively.  Interest is due quarterly but is rolled into the principal amount instead of being paid.  Principal payments are due on each tranche upon the earlier of the delivery date, sale of the related vessel or September 30, 2010.

The compensating balances represent the original tranche balance plus interest earned since the original deposit date.  The tranche balance represents the original loan plus all incurred interest which is rolled into the new loans upon maturity which is usually three months.  As the interest rate earned on the compensating balances is less than the interest charged on the tranche balance, the compensating balances do not fully offset the outstanding tranche balances.

Upon the deliveries of UOS Atlantis and UOS Challenger, the restricted cash related to the compensating balance was used to repay the majority of the outstanding loans related to the AHTS vessel with operating cash used to complete the repayment.  Additionally, in July 2009, we completed repayment of the remaining tranches and accrued interest under the Berenberg Facility utilizing the restricted cash balances combined with approximately $500,000 of cash on hand and contributions from new limited partners.  The repayments result in the reduction and then the complete elimination of our restricted cash over the course of the repayments, and a reduction in our current and long-term debt.  As of June 30, 2009 and December 31, 2008, borrowings of $5,663,679 (EUR 4,031,662) and $56,255,375 (EUR 39,905,920), respectively, were outstanding and the related compensating balance was $5,620,940 (EUR 4,001,213) and $55,967,374 (EUR 39,701,620), respectively.

Nord/LB Facility
On December 19, 2008, we entered into a $590,816,736 (EUR 420,570,000) Senior Loan with Nord/LB as administrative agent and lender, with a term of 12 years from the delivery of each ship.  The proceeds from the loan will be used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV.  A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $118,163,347 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years.  However, in no case can the total loans be in excess of 75% of the aggregate investment costs of all vessels, which is defined to include the construction price, building supervision, financing, initial equipment and other costs, of all the ships covered by the Senior Loan.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus three AHTS vessels held by FLTC Fund I.  The 12 AHTS vessels serve as the collateral for the Senior Loan.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $14,048 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, will be $7,024 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.

Repayment of the Pre-Delivery Facility of the Senior Loan is guaranteed by Reederei Hartmann (the “Corporate Guarantee”) who is our noncontrolling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I.  In the event the Corporate Guarantee is drawn upon, the German Subsidiary may increase its equity interest in (i) the AHTS SPVs pursuant to the Share Transfer Agreement SCMP (“Share Transfer Agreement”) and (ii) the mini-bulker SPVs pursuant to the applicable “Sale and Assignment of a Limited Share” agreement, in each case, by and between the German Subsidiary and Reederei Hartmann.  There is also a financial guarantee for up to 70% of the loan balance issued by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate.  For the portion of the Senior Loan not guaranteed by SACE S.P.A., the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost to be determined prior to each drawdown.  For the portion of the Senior Loan that is guaranteed by SACE S.P.A, the applicable interest rate is EURIBOR plus 1.375% per annum.  With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum.  Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation.  Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,404,800 (EUR 1,000,000).  If interest incurred exceeds $1,404,800 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

We accepted a drawdown on the Senior Loan on February 25, 2009 related to the delivery of UOS Atlantis totaling $44,689,067 (EUR 35,047,500).  On May 28, 2009, UOS Challenger was delivered to our AHTS SPV MS Norderney.  In connection with the delivery, we accepted a drawdown on the Senior Loan on May 25, 2009 totaling $49,080,519 (EUR 35,047,500).  The proceeds from the drawdowns were used to pay the fifth and final installments to Fincantieri totaling $33,394,067 (EUR 26,201,700) and $36,432,946 (EUR 26,016,100), respectively, and to repay the advances from Reederei Hartmann totaling $4,698,317 (EUR 3,686,400) and $5,150,531 (EUR 3,677,900), respectively, plus accrued interest thereon.  The remaining cash from each of the above drawdowns was used to fund operations and provide cash reserves to the respective SPV for future operations.  Additionally, the Senior Loan conditions require that amounts sufficient to cover operating costs and all amounts due and payable under the Senior Loan for a one year period be secured by each AHTS SPV before any dividends can be considered.

At June 30, 2009, a total of $97,443,733 (EUR 69,364,844) was outstanding under the Senior Loan with an effective interest rate of 3.293%.  The outstanding balance will be due in full in February 2021.  During the six months ended June 30, 2009, we incurred interest expense of $706,910 (EUR 529,441) related to the drawdown on the Senior Loan.

A guarantee commission of 1.375% per annum is due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $337,152,000 (EUR 240,000,000).  The guarantee commission is due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made.

We are subject to various covenants associated with the Senior Loan, such as the payment of dividends, amount of capital infusions from outside investors into the AHTS SPVs, limits on additional financing, restrictions of cargo and weapons, structure and duration of charters related to the ships and the establishment of cash accounts with Nord/LB for the cash generated from operations of each AHTS vessel until the Senior Loan is paid in full.

Chemical Tanker Transaction/Schulte Group Facility/Kronos
On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, IMS Holdings placed an order for the chemical tanker through the Schulte Group for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment and to facilitate a bank guarantee for the second installment payment of $8,300,000.  The Schulte Group has formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker.  The equity of Anthos will be assigned to Kronos upon repayment of the loan, retirement of the bank guarantee facilitated by the Schulte Group and payment of all fees due to the Schulte Group.  Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings on behalf of Kronos.  As of June 30, 2009 and December 31, 2008, $8,300,000 had been paid toward the option to purchase the chemical tanker.

The Schulte Group provided funds for the first installment on the chemical tanker of $8,300,000 through a loan, and IMS Holdings repaid $3,000,000 through its affiliate to the Schulte Group by January 15, 2008, in compliance with the terms of the MOA.  As of December 31, 2008, we had advanced $4,278,164, including accrued interest, to IMS Holdings to allow IMS Holdings to provide funds to its affiliate to make the required payments to the Schulte Group under the MOA and other expenses related to the option to purchase the chemical tanker.  An addendum to the MOA was executed in July 2008 to extend the loan through November 30, 2008, extend the time period allowed for IMS Holdings to secure financing and increase the amount of possible liquidated damages.  As of December 31, 2008, no agreement had been reached on a further extension of the terms of the MOA, and IMS Holdings was technically in default on their loan and required to pay liquidating damages.

Effective April 2009, we entered into an agreement whereby all of the rights retained by IMS Holdings’ affiliate, IMS Capital Partners, LLC (“IMS Capital Partners”) and IMS Holdings with respect to the chemical tanker pursuant to the MOA between IMS Holdings and Schulte Group were transferred to Kronos, the new obligor under an amended version of the MOA (“Amended MOA”) between Kronos and Conway Shipping I, Ltd. (“Conway”), an affiliate of the Schulte Group.  As consideration for and to give effect to this transfer, we assigned the receivables from IMS Holdings through which the transaction was undertaken to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA.  This amount was credited by Kronos as additional paid in capital, and Kronos accepted the rights to the chemical tanker pursuant to the Amended MOA.  The outcome left Kronos as the sole holder of all rights and obligations with respect to the potential acquisition of the chemical tanker and resulted in IMS Capital Partners and IMS Holdings each holding directly offsetting note obligations.  By entering into a Note Cancellation Agreement, the note obligations between IMS Holdings and IMS Capital Partners were terminated.

The Amended MOA was entered into on April 25, 2009.  It extended the term of the loan and bank guarantee through July 30, 2010, increased the interest rate and the possible liquidated damages, required us to pay a lump sum amount of $200,000 as a fee for providing the extension of the bank guarantee, waived any prior default and clarified certain other terms of the original MOA.  As part of the changes, the parties to the MOA were formally changed to be between Kronos in place of IMS Holdings and Conway in place of the Schulte Group.  As a result of the amended MOA, the payable to Schulte Group and the offsetting deposits on the chemical tanker transaction were recorded on the books of Kronos.  At June 30, 2009, a total of $5,300,000 was outstanding under the Schulte loan agreement at an effective interest rate of 5.883%.  During the six months ended June 30, 2009, we incurred interest expense of $163,620 related to the loan.

If the chemical tanker is acquired, it would be through assignment of the equity of Anthos to Kronos upon the fulfillment of the obligations of the MOA.  We currently expect that Kronos will fulfill the terms of the MOA when the second installment is due to the shipyard, which is anticipated to be June 2010.  Upon the assignment of the equity in Anthos to Kronos, Anthos will become a wholly owned subsidiary of Kronos, and its operations will be reflected on our consolidated financial statements.

The table below includes the assets and liabilities recorded on our consolidated balance sheet related to the option to purchase the chemical tanker, associated debt with Deutsche Schiffsbank and other expenses of Kronos.

	June 30,	December 31,
	2009	2008
	(Unaudited)

Cash and cash equivalents	$864	$-
Related party receivable	100,037	4,278,164
Deferred loan fees	223,095	222,316
Deposits on business acquisition	9,602,566	-
Total assets	9,926,562	4,500,480

Accounts payable and other accrued liabilities	10,250	223,547
Accrued interest payable	75,624	-
Due to related party	-	144,308
Schulte Group note payable	5,300,000	-
Total liabilities	5,385,874	367,855

Net assets	$4,540,688	$4,132,625

In the future, we may sell or assign the chemical tanker or the rights to acquire it, or may elect to cancel the transaction to purchase the chemical tanker, whereby we would be subject to liquidated damages of $3,000,000, which would be paid from funds already paid to Conway as deposits on the potential tanker acquisition, and we would not be required to repay the net amount owed to Conway of $5,300,000.

Deutsche Schiffsbank Facility
On November 20, 2008, Kronos entered into a $30,000,000 credit facility (“Deutsche Schiffsbank Facility”) with Deutsche Schiffsbank.  The Deutsche Schiffsbank Facility also provided for a related guarantee facility of up to $16,320,000 under which Deutsche Schiffsbank would issue two separate guarantees in favor of the sellers of the chemical tanker, Nantong Mingde Heavy Industry Stock Co., Ltd. and Jiangxi Topsky Technology Co., Ltd. (“Nantong Mingde”).  The Deutsche Schiffsbank Facility is to be drawn in multiple advances with the proceeds used to fund the construction and acquisition of the chemical tanker.  Anthos is the current owner of the contract to purchase the chemical tanker.  Pursuant to the terms of the MOA, we would take ownership of Anthos upon fulfilling the terms of the MOA.  Each pre-delivery advance shall be repaid in full upon delivery of the chemical tanker to Anthos, but no later than March 31, 2012.  Additionally, each delivery advance shall be repaid in 40 installments of $500,000 each with a balloon installment in the amount of $10,000,000 payable at the time of the final $500,000 installment which can be no later than March 31, 2022.

Interest on the Deutsche Schiffsbank Facility shall be paid in arrears on the last day of each applicable interest period.  In the event the interest period is longer than six months, interest shall be paid every six months during such interest period and on the last day of any such interest period.  Interest on the borrowings is based upon LIBOR, the London Interbank Offered Rate, plus 1.4% per annum during each interest period.

Pursuant to the terms of the Deutsche Schiffsbank Facility, an arrangement fee of $120,000 was earned and due as of the acceptance of the financing commitment.  Additionally, in relation to the advances and the guarantee facility, a commitment fee at the rate of 0.3% per annum on the daily undrawn amount of such advance and unutilized amount of the guarantee facility accrues from the date of the Deutsche Schiffsbank Facility to and including the date of payment thereof.  Such fee is payable quarterly in arrears and on the last day of the commitment period applicable to such advance.  Further, a guarantee commission is payable quarterly in arrears at a rate equal to 1.4% per annum on the daily average maximum amount of the liabilities and obligations of Deutsche Schiffsbank under or pursuant to the guarantees to be issued by Deutsche Schiffsbank in favor of the sellers of the chemical tanker.

From the date of transfer of ownership in Anthos to Kronos through the date of payment of the second installment for the chemical tanker to Nantong Mingde pursuant to the building contract, the Deutsche Schiffsbank Facility will be secured by a cash collateral account with a balance of at least $7,560,000.  Additionally, prior to the delivery of the chemical tanker, the Deutsche Schiffsbank Facility shall be secured by an assignment of the chemical tanker building contract, the related refund guarantee issued by Bank of China Limited in favor of Anthos, a pledge of the equity of Kronos and a guarantee by Anthos.  Upon delivery of the chemical tanker, the Deutsche Schiffsbank Facility will be secured by a mortgage on the chemical tanker including the related deed of covenants and deed of share charges.

We are subject to various covenants associated with the Deutsche Schiffsbank Facility, under which we must obtain consent of Deutsche Schiffsbank to carry out transactions including, but not limited to, the following:

•	payment of dividends;
•	capital infusions from outside investors into Kronos or its subsidiaries;
•	additional financing and/or encumbrances; and
•	making loans and advances.

Acquisitions and Dispositions
During January 2008, we sold to FLTC Fund I our interest in one AHTS vessel in exchange for cash approximating the carrying value of our investment; therefore, no gain or loss was recognized on this transaction.

We currently have an agreement to purchase a chemical tanker, which would be held through Kronos.

Ongoing Capital Expenditures
We have commitments to purchase the seven remaining AHTS vessels under construction as of June 30, 2009.  The cost of each vessel is denominated in EUR, and amounts in USD related to future payments are determined using the exchange rate as of June 30, 2009.  The estimated cost of each of the remaining seven AHTS vessels ranges from $52,916,006 (EUR 37,668,000) to $59,837,456 (EUR 42,595,000), for a total remaining commitment of $401,535,389 (EUR 285,831,000).  Under the AHTS shipbuilding contracts, installments are due in five stages based upon certain milestones being met during construction.  Approximately 30% of the total construction costs require deposits, some of which are funded with equity while others will be funded from the Pre-Delivery Facility from the Senior Loan.  Amounts drawn on the Pre-Delivery Facility require either (i) that each AHTS SPV is fully funded based on the capital as called for in the applicable SPV agreements or (ii) the provision of a guarantee acceptable to Nord/LB.  In addition to our obligations to Fincantieri, there are agreements between the SPVs and Hartmann Offshore for vessel construction oversight and commercial and technical management during construction.  As of June 30, 2009 and December 31, 2008, we incurred $162,953,849 and $80,860,590, respectively, in connection with the acquisition of the contracts to build these vessels.

Additionally, each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee would provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $702,400 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited which are affiliates of SCMH.

Discussion of Short- and Long-Term Liquidity Needs
We have funded payments related to the first two of the five installments on all of our nine AHTS vessels marking the completion of the initial funding stage, which was funded primarily with equity from limited partners’ contributions.  In order to fund our remaining commitments to Fincantieri, we entered into the Senior Loan discussed above under the caption Financing Arrangements.  The Pre-Delivery Facility will be drawn to fund portions of the third and fourth installments to Fincantieri.  Upon delivery of each AHTS vessel, we will draw on the Senior Loan in the amount of $49,234,728 (EUR 35,047,500).  The proceeds will be used to repay the Pre-Delivery Facility for the AHTS vessel, fund the fifth and final installment to Fincantieri and, where amounts are available, fund the outfitting of each vessel.  The schedule below reflects the anticipated amount of reserves at delivery for the remaining seven AHTS vessels under construction based on the equity funded to the AHTS SPVs as of June 30, 2009.

		Remaining		Anticipated
		Capital		Reserves or
		Expenditure	Senior Loan	(Deficit) in SPV
SPV Name	Vessel Name	Obligation	Proceeds	at Delivery
6162 – Isle of Baltrum	UOS Columbia	51,620,501	49,234,728	(2,385,773)
6163 – Isle of Langeoog	UOS Discovery	51,474,682	49,234,728	(2,239,954)
6168 – Isle of Amrum	UOS Endeavour	56,136,229	49,234,728	(6,901,501)
6169 – Isle of Sylt	UOS Enterprise	55,293,349	49,234,728	(6,058,621)
6171 – Isle of Wangerooge	UOS Explorer	57,981,434	49,234,728	(8,746,706)
6172 – Isle of Neuwerk	UOS Freedom	57,981,434	49,234,728	(8,746,706)
6173 – Isle of Usedom	UOS Liberty	57,981,434	49,234,728	(8,746,706)
		$388,469,063	$344,643,096

We continue to raise funds through private placement of our limited partner units, both to new and existing investors.  The majority of proceeds from future fundraising efforts, through the continued offering of limited partner units, will be used to complete the funding of our equity commitments under the agreements which govern the SPV entities in which the AHTS vessels are held, fund the delivery of the AHTS vessels and fund our operations and those of each SPV.  Under the AHTS SPV formation documents (“Company Agreements”), we have committed to contribute capital to these entities totaling $147,504,000 (EUR 105,000,000) (“Capital Commitment”).  This amount reflects an increase in our share capital commitment for the Isle of Usedom SPV from $14,223,600 (EUR 10,125,000) to $40,036,800 (EUR 28,500,000) in order to comply with the terms of the Senior Loan.  Through contributions made to each SPV to fund the first two installments to Fincantieri, we had funded $57,603,824 (EUR 41,005,000) as of June 30, 2009.

Were ATL Offshore GmbH (“ATL”), which serves as the general partner of each AHTS SPV and is a member of the Hartmann Group, to call in the remaining unfunded share capital, we would be required pursuant to the Company Agreements to fund the capital call up to our maximum share of the Capital Commitment.  If we were unable to fund the capital call from additional limited partner contributions or other means, such as additional credit facilities, our fellow limited partner, Reederei Hartmann, could fund our unfunded capital under a guarantee that has been provided as part of the Senior Loan, resulting in a transfer of interest in the applicable AHTS SPV from us to Reederei Hartmann.  Pursuant to the Senior Loan, Reederei Hartmann is prohibited from owning more than 50% of any one AHTS SPV.  Therefore, in the event we are unable to raise capital sufficient to keep our ownership share in each AHTS in excess of 50%, ATL would likely seek to raise capital from other sources, which could dilute our ownership, or ATL could seek to sell all or part of a vessel or vessels.  Our limited partners are not subject to additional capital calls under our Agreement of Limited Partnership.

The table below provides a schedule of unfunded capital commitments for each AHTS SPV as of June 30, 2009, and also includes the information from the table above:

		Remaining	Anticipated Reserves at
		Capital Contribution	at Delivery based on	Anticipated Vessel
SPV Name	Vessel Name	Commitment (1)	Capital Contributed	Delivery Date
6160 – MS Juist	UOS Atlantis	$2,100,176	$-	February 27, 2009 (delivered)
6161 – MS Norderney	UOS Challenger	3,188,896	-	May 28, 2009 (delivered)
6162 – Isle of Baltrum	UOS Columbia	9,398,112	(2,385,773)	September 2009
6163 – Isle of Langeoog	UOS Discovery	9,974,080	(2,239,954)	November 2009
6168 – Isle of Amrum	UOS Endeavour	11,484,240	(6,901,501)	December 2009
6169 – Isle of Sylt	UOS Enterprise	11,168,160	(6,058,621)	April 2010
6171 – Isle of Wangerooge	UOS Explorer	10,943,392	(8,746,706)	January 2010
6172 – Isle of Neuwerk	UOS Freedom	11,800,320	(8,746,706)	March 2010
6173 – Isle of Usedom	UOS Liberty	46,569,120	(8,746,706)	April 2010
		$116,626,496

(1)	Pursuant to the AHTS SPV Agreements, the noncontrolling interest holder is committed to contribute 25% of this amount.

These additional capital contributions will be utilized by the AHTS SPVs for operations during the construction period, outfitting of each AHTS vessel upon delivery and providing working capital to the AHTS SPVs, a portion of which is necessary in order to fulfill the conditions under the Senior Loan (“Senior Loan Conditions”).  The capital in excess of the amount required for operations, outfitting and compliance with the Senior Loan Conditions will be called at the option of ATL in its judgment as general partner of each SPV.  The factors which would affect such a decision would include the excess loan proceeds available from the funding of the Senior Loan upon delivery of each AHTS vessel, if any, charter coverage, current market day rates, operational requirements such as anticipated dry dockings and unexpected repair costs as well as other factors deemed relevant by ATL regarding each vessel.

In summary, through June 30, 2009 we have contributed capital totaling $57,603,824 (EUR 41,005,000) to the AHTS SPVs primarily with contributions from the sale of limited partner units, which provided funds for the first two installments to Fincantieri and operations to date for the AHTS SPVs.  The first two AHTS vessels have been delivered, and the remaining capital obligations of the AHTS SPVs for the vessels total $388,469,063 (EUR 276,529,801).  Of this amount, we anticipate receiving $344,643,096 (EUR 245,332,500) through the Senior Loan.  The remaining obligation will be funded by both us and Reederei Hartmann from additional capital contributions.  In order to secure ownership of at least 50% of each AHTS SPV, which is a requirement under the Senior Loan Conditions, we must fund an additional amount of approximately $40,732,176 (EUR 28,995,000).  Failure to reach this funding level is likely to result in the sale or transfer of the ownership interest in one or more vessels.  In order to maintain our 75% ownership of all nine AHTS SPVs, we must fund an additional amount that is estimated to range from EUR $47,763,200 (EUR 34,000,000) to $89,900,176 (EUR 63,995,000).  The lower range includes minimum reserves of $2,809,600 (EUR 2,000,000) for each AHTS SPV.  Funding the upper range of $89,900,176 (EUR 63,995,000) would represent full funding of our obligation under the current Company Agreements for each AHTS SPV.  The actual funding level will depend upon certain items such as charter rates, charter length and working capital requirements and whether the general partner of the AHTS SPVs determines to call the full amount of our capital commitment.  We do not anticipate making distributions in the future until the funding stage is completed and the vessels have been delivered to the applicable AHTS SPVs.  Additionally, the Share Transfer Agreement requires the German Subsidiary to maintain all distributions from the AHTS SPVs in an escrow account for purpose of funding capital contributions with respect to the other AHTS SPVs until all such SPVs are fully funded.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Our significant accounting policies, which are reviewed by management on a regular basis, are described in Note 1 Nature of Partnership’s Business and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

The majority of our assets are still under construction, and the estimates and judgments with respect to reporting those assets and their results of operations currently do not involve many critical accounting estimates.  We deem an accounting policy to be critical if it requires an accounting estimate to be made based on assumptions about matters that are uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.  Management believes the following critical accounting policies reflect its more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements.

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. Our AHTS SPVs participate in the UOS AHTS Pool under which they pool their Voyage Results, which is their revenue less voyage expenses.  Revenue from charters is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Our pooling arrangement under the UOS AHTS Pool will not have any bearing on our revenue until such time as one of the vessels owned by FLTC Fund I is delivered and begins to participate in the UOS AHTS Pool, which is expected in May 2010.  After such time, our revenue will be recorded taking into account potential pool adjustments for the period.  The period in which management estimates revenues have been earned and the extent to which those revenues are deemed collectible, and estimates of any adjustments to revenues, could have a material effect on the net recognized revenue in any given period.

Valuation of Derivative Financial Instruments
We account for derivatives and derivatives classified as hedges in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133.  All our derivative and hedge positions are stated at fair value within either current derivative assets, derivative assets, current derivative liabilities or long-term derivative liabilities on our consolidated balance sheet. Realized and unrealized gains and losses related to our foreign currency exchange contracts not classified as hedges are reported in our consolidated statements of operations in foreign currency transaction gain (loss), while those related to foreign currency exchange contracts designated for hedge accounting are included in foreign currency transaction gain (loss) on the consolidated statement of operations with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income on the consolidated balance sheet.  The gain or loss related to our interest rate swap contracts, none of which are classified as hedges, is reported in interest expense.

In order to value the derivatives, management must make estimates regarding the future values of interest and currency exchange rates.  Management relies on published forward estimates of EURIBOR rates and currency exchange rates when estimating the fair value of its derivatives.  These estimates could materially change from what was available at the balance sheet date.

We evaluate the risk of counterparty default by monitoring the financial condition of the financial institutions and counterparties involved and primarily conducting business with well-established financial institutions.  We do not currently anticipate nonperformance by any of our counterparties.

Fixed Assets
Vessels are stated at cost less accumulated depreciation.  Vessel costs include acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage.  On board equipment represents all the equipment required to operate a vessel. Vessels and on board equipment are depreciated on a straight-line basis over their estimated useful lives which have been determined to be 20 years and 10 years, respectively, from the initial delivery date from the shipyard.

The estimated useful life was determined based on the historical useful lives of like-kind vessels and equipment.  The actual useful life could be more or less than estimated, and this could result in the vessels and equipment being stated at values materially above or below their actual value.  Factors that could result in a shorter useful life, and thus an actual value of less than the stated value, include the unexpected emergence of new technology making our vessels obsolete sooner than expected, or changes in maritime or environmental law which are unpredictable but could result in a shorter than expected useful life for our vessels.  If the useful life is materially less than that estimated for depreciation purposes, it could result in our having to record an impairment to the value of the asset.  A similar situation could arise if a vessel which we have an intention to sell is found to have a fair value less cost to sell lower than its stated value at the time it is reclassified as held for sale, due to a shorter useful life than that estimated in computing depreciation.  In this case we would be required to record an allowance against the asset at the time it is reclassified as held for sale for the difference between the carrying value and the fair value less cost to sell.

New Accounting Pronouncements
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosure about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”).  FSP 107-1/APB 28-1 requires interim disclosures regarding the fair values of financial instruments that are within the scope of FAS 107, Disclosures about the Fair Value of Financial Instruments.  Additionally, FSP 107-1/APB 28-1 requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis as well as changes of the methods and significant assumptions from prior periods.  FSP 107-1/APB 28-1 does not change the accounting treatment for these financial instruments.  We adopted this standard in the second quarter of 2009 and it did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events which applies to subsequent events not addressed by other applicable US GAAP.  SFAS No. 165 states that all events occurring after the balance sheet date through the date of issuance should be evaluated to determine if the events provide additional evidence about conditions that existed at the balance sheet date.  If additional information is provided, the information should be disclosed in the financial statements being issued.  An entity shall not recognize events after the balance sheet date that provide evidence about conditions that did not exist at the balance sheet date but arose after the balance sheet date and before the financial statements are issued.  The date through which subsequent events have been evaluated and whether that date is the date of issuance or the date the financial statements are available to be issued should be disclosed in the financial statements as well.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009.  We adopted this statement during the second quarter of 2009.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which approves the Accounting Standards Codification, or ASC, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities.  The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  As the ASC is not intended to change or alter existing US GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.

Item 4.    Controls and Procedures

As of June 30, 2009, our general partner’s chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Securities Exchange Act”)), and concluded that, as of such date, our disclosure controls and procedures were adequate and effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers of our general partner, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended June 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

PART II.  Other Information

Item 1.  Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  No director, executive officers or affiliate of ours or owner of record or beneficially of more than five percent of any class of our limited partner units is a party adverse to us or has a material interest adverse to us in any proceeding.  In the opinion of management, as of June 30, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

Item 1A.  Risk Factors

Investing in us involves a degree of risk, including the risks described below and in our amended Registration Statement on Form 10, as filed with the SEC. Our operating results have been, and will continue to be, affected by a wide variety of risk factors, many of which are beyond our control, that could have adverse effects on profitability during any particular period.  Additional risks and uncertainties not currently known or deemed to be immaterial may also materially and adversely affect our business operations.  If any of the risks referred to above were to actually occur, our business, financial condition or results of operations could be materially and adversely affected.  Limited partner units are inherently different from the capital stock of a corporation, although many of our business risks are similar to those that would be faced by a corporation engaged in a similar business.

We have entered into a revenue pooling agreement with three SPVs owned by our affiliate, FLTC Fund I, which could negatively affect our operating revenues.
In March 2009, we entered into an agreement with United Offshore Support GmbH & Co. KG (“UOS”) and three SPVs owned by our affiliate, FLTC Fund I (the “AHTS Pool Agreement”).  Pursuant to the ATHS Pool Agreement, we have agreed to participate in a revenue pool comprised of our nine AHTS SPVs and three AHTS SPVs owned by our affiliate, FLTC Fund I (the “Pool Members”).  Under the AHTS Pool Agreement, each Pool Member has agreed to pool its returns from the employment of its AHTS vessel (less voyage expenses) with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business.  As a result, if the vessels owned by our AHTS SPVs are chartered at higher average rates than the vessels owned by the three SPVs of FLTC Fund I, then our AHTS SPVs could receive less operating revenue than they would otherwise receive in the absence of the AHTS Pool Agreement.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we issued and sold approximately 18,876 Class A limited partnership units to our partners at a purchase price of $100.00 per unit.  We also issued 2,000 Class D limited partner units in exchange for certain securities of our Cyprus Subsidiary.

Exemption from registration for Sales of Restricted Securities
None of these sales were registered with the SEC.  Each of these sales were deemed to be exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereof, as transactions by an issuer not involving a public offering.  No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities.  The purchasers of the securities in each transaction were accredited investors as defined in Regulation D, and such purchasers made representations to us regarding their status as accredited investors and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  Registration of sales to accredited investors is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation.  All purchasers were provided a private placement memorandum containing all material information concerning the partnership and the offering.  All purchases were made with cash and the total amount of cash consideration for those securities was approximately $1,887,600.

Use of Proceeds of Registered Securities
The proceeds from the sale of limited partnership units have been used to provide equity in our AHTS vessel entities and provide for our operating activities.

Item 4.  Submission of Matters to a Vote of Security Holders

During March 2009, we submitted a Consent Solicitation Statement to each of our limited partners, which sought our limited partners’ approval with respect to the adoption of our Second Amended and Restated Agreement of Limited Partnership (the “Proposal”).  While the Consent Solicitation Statement was submitted to our limited partners during the first quarter of 2009, the voting process was not concluded until April 28, 2009, when our limited partners approved the Proposal.  The number of votes cast for or against, with respect to the Proposal, are as set forth below:

For	Against
483,863	166,650

Since none of our units are held in “street name,” there were no “broker non-votes.”  In addition, under Cayman law, any limited partner who failed to return their vote was counted as a vote “against.”

Item 6.  Exhibits

Exhibit Number	Title of Document

2.1
Equity Contribution Agreement, dated as of April 23, 2009, by and among III to I Maritime Partners Cayman I, L.P., I-A Suresh Capital Maritime Partners Limited, III to I International Maritime Solutions Cayman, Inc., Suresh Capital Maritime Holdings, LLC, Suresh Capital Partners, LLC and The Maritime Funding Group, Inc. Irrevocable Trust. (Incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

3.1
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

4.1
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (included as Exhibit 3.1 above). (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.1
Amended and Restated Memorandum of Agreement, dated as of April 25, 2009, by and between Kronos Shipping I, Ltd. and the Conway Shipping Co. Ltd. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.2
Share Transfer Agreement SCMP, dated as of February 2009, by and between Reederei Hartmann GmbH & Co., KG and Suresh Capital Maritime Partners Germany GmbH, as amended by Addendum No. 1, dated May 20, 2009 and Addendum No. 2, dated June 18, 2009. (Incorporated by reference to Exhibit 10.17 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.3
Agreement, dated June 17, 2009, by and among III to I Maritime Partners Cayman I, L.P., III to I International Maritime Solutions Cayman, Inc., IMS Capital Partners, LLC and Kronos Shipping I, Ltd. (Incorporated by reference to Exhibit 10.28 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.4
Note Cancellation Agreement, dated June 17, 2009, by and among III to I IMS Holdings LLC and IMS Capital Partners, LLC. (Incorporated by reference to Exhibit 10.29 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer

32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer

32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer

*	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

III to I Maritime Partners Cayman I, L.P.
(Registrant)

	By:	III to I International Maritime Solutions Cayman, Inc.
Its General Partner

	By:	/s/ Jason M. Morton
Jason M. Morton
Director and Chief Financial Officer
(Duly authorized to sign this report on behalf of the Registrant)
Date: August 14, 2009

Exhibits

Exhibit Number	Title of Document

2.1
Equity Contribution Agreement, dated as of April 23, 2009, by and among III to I Maritime Partners Cayman I, L.P., I-A Suresh Capital Maritime Partners Limited, III to I International Maritime Solutions Cayman, Inc., Suresh Capital Maritime Holdings, LLC, Suresh Capital Partners, LLC and The Maritime Funding Group, Inc. Irrevocable Trust. (Incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

3.1
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

4.1
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (included as Exhibit 3.1 above). (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.1
Amended and Restated Memorandum of Agreement, dated as of April 25, 2009, by and between Kronos Shipping I, Ltd. and the Conway Shipping Co. Ltd. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.2
Share Transfer Agreement SCMP, dated as of February 2009, by and between Reederei Hartmann GmbH & Co., KG and Suresh Capital Maritime Partners Germany GmbH, as amended by Addendum No. 1, dated May 20, 2009 and Addendum No. 2, dated June 18, 2009. (Incorporated by reference to Exhibit 10.17 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.3
Agreement, dated June 17, 2009, by and among III to I Maritime Partners Cayman I, L.P., III to I International Maritime Solutions Cayman, Inc., IMS Capital Partners, LLC and Kronos Shipping I, Ltd. (Incorporated by reference to Exhibit 10.28 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.4
Note Cancellation Agreement, dated June 17, 2009, by and among III to I IMS Holdings LLC and IMS Capital Partners, LLC. (Incorporated by reference to Exhibit 10.29 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer

32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer

32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer
*	Filed herewith.