Form 10-Q/A
period 2009-06-30
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2009-08-19
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This Amendment No.1 on Form 10-Q/A amends our Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission on August 14, 2009. This Form 10-Q/A amends Part I – Financial Information by revising the Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (Unaudited) under Item 1. Financial Statements on Page 8.  The amended Statement has a change to the line entitled “Effect of exchange rate changes on cash” for the period ended June 30, 2008.

This Form 10-Q/A only amends Item 1 as discussed above.  No other Item in the Form 10-Q filed on August 14, 2009 is amended, modified or updated hereby.  Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-Q/A.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
INDEX

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Form 10-Q/A including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “foresee,” “look(ing) for,” “look to,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements appear in a number of places and include statements with respect to, among other things:

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

All forward-looking statements included in this Form 10-Q/A and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2009	2008

Operating activities:
Net income (loss)	$(7,651,246)	$2,447,342
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,087,966	664
Amortization of debt issue costs	140,389	10,315
Foreign currency transaction gain	1,670,842	(3,239,950)
Net gain on forward currency exchange contracts	(1,444,014)	-
Net loss on interest rate swap	3,568,139	-
Equity in loss of unconsolidated entities	309,029	1,135,343
Payment of interest on Berenberg Facility	(3,559,158)	(95,021)
Changes in assets and liabilities:
Due from charterers	(2,242,660)	-
Other receivables	(23,958)	(140,164)
Prepaid and other assets	(609,895)	40,709
Accounts payable and accrued liabilities	4,735,613	(431,156)
Accrued interest payable	(222,400)	262,279
Net cash used in operating activities	(4,241,355)	(9,639)

Investing activities:
Related party receivable	(96,022)	(3,664,188)
Advances for vessel acquisitions	(74,023,548)	(3,481,784)
Advances for capitalized vessel construction costs	(3,861,963)	(1,701,016)
Purchase on board equipment	(4,652,432)	(118,409)
Proceeds from sale to affiliate	-	3,296,624
(Increase) decrease in restricted cash	50,346,471	(3,754,719)
Net cash used in investing activities	(32,287,494)	(9,423,492)

Financing activities:
Proceeds from Berenberg Facility	1,263,351	4,055,447
Repayments on Berenberg Facility	(48,100,352)	(3,253,798)
Proceeds from senior loan with Nord/LB	98,469,456	-
Repayments on senior loan with Nord/LB	(1,025,723)
Deferred loan fees	(9,527)	-
Repayment of related party note payable	(10,939,369)	-
Payable to related party	1,731,903	105,043
Contributions from partners	4,680,071	7,115,000
Unaccepted equity contributions	(289,500)	-
Syndication costs	(1,050,300)	-
Contributions from minority interests	1,673,125	991,813
Distributions to minority interests	(689,986)	(333,070)
Net cash provided by financing activities	45,713,149	8,680,435

Effect of exchange rate changes on cash	(175,680)	3,545,489

Net increase in cash and cash equivalents	9,008,621	2,792,793
Cash and cash equivalents, beginning of period	2,222,196	5,988,201
Cash and cash equivalents, end of period	$11,230,817	$8,780,994

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our operating results for the three and six months ended June 30, 2009 and 2008.  This report represents an update to the more detailed and comprehensive disclosures included in our amended Registration Statement on Form 10 for the periods ended March 31, 2009 and the years ended December 31, 2008 and 2007.  Accordingly, the following discussion should be read in conjunction with the information included in our amended Form 10 filed with the Securities and Exchange Commission (“SEC”), and with our unaudited consolidated financial statements and related notes as presented in this Form 10-Q/A under Part I, Item 1. Financial Statements.

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
Date: August 18, 2009

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