Form 10-Q
period 2009-09-30
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2009-11-20
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
☒ Yes  ☐ No

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

INDEX

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Form 10-Q including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “foresee,” “look(ing) for,” “look to,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts about our ability to make cash distributions on the units;
•	planned capital expenditures and availability of capital resources to fund capital expenditures;
•	future supply of, and demand for, products that will be shipped, supplied or otherwise supported by our vessels;
•	expected demand in the maritime shipping industry in general and for our vessels in particular;
•	our ability to maximize the use of our vessels;
•	expected delivery of the anchor handling tug supply ships and the chemical tanker;
•	estimated future maintenance capital expenditures;
•	the absence of future disputes or other disturbances;
•	increasing emphasis on environmental and safety concerns;
•	our future financial condition or results of operations and our future revenues and expenses;
•	our business strategy and other plans and objectives for future operations; and
•	any statements contained herein that are not statements of historical fact.

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

PART I.  Financial Information

Item 1.  Financial Statements

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2009	2008

ASSETS
Cash	$18,628,344	$2,222,196
Cash held in escrow	25,000	314,500
Related party receivable	1,920,691	5,940,945
Due from charterers	2,205,941	-
Other receivables	29,603	198,133
Prepaid assets	256,054	100,000
Current derivative assets	3,566,257	-
Other current assets	895,110	491,335
Current assets	27,527,000	9,267,109

Vessels	113,512,148	-
Vessel construction in progress	81,525,156	80,049,335
On board equipment	7,987,090	811,255
	203,024,394	80,860,590
Less accumulated depreciation	(2,746,080)	-
Vessels and equipment, net	200,278,314	80,860,590

Investment in unconsolidated entities	3,066,979	3,575,462
Restricted cash	-	55,967,374
Deferred loan fees	3,879,685	3,771,774
Derivative assets, net of current portion	5,350,332	-
Deposits on asset acquisition	9,603,841	-
Other assets	527	1,426
Total assets	$249,706,678	$153,443,735

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and other accrued liabilities	$9,525,147	$2,653,705
Vessel construction installments payable	29,499,771	10,381,453
Accrued interest payable	42,079	322,220
Due to related party	8,376,646	850,828
Unaccepted equity contributions	25,000	314,500
Current derivative liabilities	2,782,875	-
Current portion of long-term debt	8,523,549	34,927,967
Current liabilities	58,775,067	49,450,673

Long-term derivative liabilities	7,644,563	-
Notes payable to related party	482,500	1,250,000
Long-term debt, net of current portion	95,862,743	21,327,408
Total liabilities	162,764,873	72,028,081

Commitments and contingencies

III to I Maritime Cayman I, L.P. partners' equity:
General partner	694,362	942,557
Class A limited partners (units issued and outstanding:
September 30, 2009 - 605,618, December 31, 2008 - 556,725)	46,673,713	53,153,690
Class B limited partners (units issued and outstanding:
September 30, 2009 - 84,313, December 31, 2008 - 84,313)	6,323,881	8,026,114
Class D limited partners (units issued and outstanding:
September 30, 2009 - 2,000, December 31, 2008 - 0)	(74,860)	-
Accumulative other comprehensive income	9,266,359	123,166
III to I Maritime Cayman I, L.P. partners' equity	62,883,455	62,245,527
Noncontrolling interest	24,058,350	19,170,127
Total partners' equity	86,941,805	81,415,654

Total liabilities and partners' equity	$249,706,678	$153,443,735

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Time charter revenue	$5,886,791	$-	$11,105,681	$-

Operating expenses:
Vessel operating expenses	5,177,821	-	10,467,462	-
Professional fees	549,205	398,328	2,489,317	747,945
Brokerage and representation fees	232,408	164,063	560,533	492,188
Other operating expenses	197,167	75,355	430,250	268,362
Total operating expenses	6,156,601	637,746	13,947,562	1,508,495

Operating loss	(269,810)	(637,746)	(2,841,881)	(1,508,495)

Other income (expense):
Interest income	70,387	673,123	935,719	1,896,922
Interest expense	(563,937)	54	(2,404,448)	(10,261)
Loss on interest rate swap	(6,199,724)	-	(9,767,863)	-
Foreign currency transaction gain (loss)	407,429	(4,513,356)	180,601	(1,273,406)
Equity in loss of unconsolidated entities	(284,897)	(201,240)	(593,926)	(1,336,583)
Total other income (expense)	(6,570,742)	(4,041,419)	(11,649,917)	(723,328)

Net loss	(6,840,552)	(4,679,165)	(14,491,798)	(2,231,823)
Net loss attributable to the noncontrolling interest	1,344,176	4,810	2,331,361	55,685
Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(5,496,376)	(4,674,355)	(12,160,437)	(2,176,138)
Less general partner interest in net loss	(78,078)	(79,972)	(176,520)	(39,775)
Limited partner interest in net loss	$(5,418,298)	$(4,594,383)	$(11,983,917)	$(2,136,363)

Net loss per general partner unit:
Basic and diluted	$(7.89)	$(8.08)	$(17.83)	$(4.02)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(7.89)	$(8.08)	$(17.83)	$(4.02)
Weighted average limited partner units outstanding	687,016	568,753	672,125	531,772

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

(Unaudited)

	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Noncontrolling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total

Balance at January 1, 2008	$1,020,841	$44,681,597	$5,507,244	$-	$163,683	$12,953,730	$64,327,095

Contributions, net of syndication costs	(29,572)	11,301,184	2,874,247	-	-	8,129,972	22,275,831

Receivable from partners	-	(460,000)	-	-	-	-	(460,000)

Distributions	-	-	-	-	-	(739,518)	(739,518)

Sale to affiliate	-	-	-	-	-	(173,668)	(173,668)

Net loss	(48,712)	(2,369,091)	(355,377)	-	-	(247,818)	(3,020,998)

Foreign currency translation adjustment	-	-	-	-	(40,517)	(752,571)	(793,088)

Balance at December 31, 2008	942,557	53,153,690	8,026,114	-	123,166	19,170,127	81,415,654

Contributions, net of syndication costs	(23,361)	3,516,745	(198,942)	(2,642)	-	5,801,052	9,092,852

Payment on receivable from partners	-	460,000	-	-	-	-	460,000

Distributions	-	-	-	-	-	(689,986)	(689,986)

Transfer of noncontrolling interest in Cyprus subsidiary	(48,314)	-	-	(48,314)	-	96,628	-

Net loss	(176,520)	(10,456,722)	(1,503,291)	(23,904)	-	(2,331,361)	(14,491,798)

Forward currency exchange contract	-	-	-	-	5,766,729	1,922,243	7,688,972

Foreign currency translation adjustment	-	-	-	-	3,376,464	89,647	3,466,111

Balance at September 30, 2009	$694,362	$46,673,713	$6,323,881	$(74,860)	$9,266,359	$24,058,350	$86,941,805

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2009	2008

Operating activities:
Net loss	$(14,491,798)	$(2,231,823)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,573,269	990
Amortization of debt issue costs	24,467	10,261
Foreign currency transaction loss	1,775,465	1,273,406
Net gain on forward currency exchange contracts	(1,956,066)	-
Net loss on interest rate swap	9,767,864	-
Equity in loss of unconsolidated entities	593,926	1,336,583
Payment of interest on Berenberg Facility	(4,109,718)	(86,901)
Changes in assets and liabilities:
Due from charterers	(2,205,941)	-
Other receivables	174,079	(140,164)
Prepaid and other assets	(542,572)	(24,129)
Accounts payable and accrued liabilities	36,302,982	(112,511)
Accrued interest payable	(291,375)	308,176
Net cash provided by operating activities	27,614,582	333,888

Investing activities:
Related party receivable	(118,692)	(4,025,593)
Distribution from unconsolidated entities	-	169,332
Advances for vessel acquisitions	(106,389,834)	(12,076,908)
Advances for capitalized vessel construction costs	(5,952,188)	(2,973,441)
Purchase on board equipment	(7,147,349)	(387,201)
Proceeds from sale to affiliate	-	3,000,093
Decrease (increase) in restricted cash	55,967,374	(7,898,860)
Net cash used in investing activities	(63,640,689)	(24,192,578)

Financing activities:
Proceeds from Berenberg Facility	1,314,005	11,876,504
Repayments on Berenberg Facility	(55,435,008)	(2,975,766)
Proceeds from senior loan with Nord/LB	102,282,624	-
Repayments on senior loan with Nord/LB	(3,196,332)	-
Deferred loan fees	(9,527)	-
Repayment of related party note payable	(11,513,487)	-
Payable to related party	7,501,011	251,707
Contributions from partners	5,542,172	11,684,000
Unaccepted equity contributions	(289,500)	-
Syndication costs	(1,597,500)	-
Contributions from minority interests	5,897,680	3,662,453
Distributions to minority interests	(689,986)	(528,607)
Net cash provided by financing activities	49,806,152	23,970,291

Effect of exchange rate changes on cash	2,626,103	(1,536,870)

Net increase (decrease) in cash and cash equivalents	16,406,148	(1,425,269)
Cash and cash equivalents, beginning of period	2,222,196	5,988,201
Cash and cash equivalents, end of period	$18,628,344	$4,562,932

Non-cash operating and investing activities:
Vessel construction installments financed through accounts payable	$29,499,771	$-
Deposits on asset acquisition financed through long-term debt	$5,300,000	$-

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net loss	$(6,840,552)	$(4,679,165)	$(14,491,798)	$(2,231,823)

Foreign currency exchange forward contracts	4,935,865	-	7,688,972	-

Foreign currency translation adjustment	2,433,472	(1,595,742)	3,466,111	(461,666)

Comprehensive income (loss)	$528,785	$(6,274,907)	$(3,336,715)	$(2,693,489)

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in our opinion are necessary for a fair presentation of our financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008 and cash flows for the nine months ended September 30, 2009 and 2008.  These financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2008 included in our amended Registration Statement on Form 10 as filed with the SEC.  Interim results of operations are not necessarily indicative of the results to be expected for the full year.

Our functional currency is the U.S. dollar.  However, the functional currency of many of our subsidiaries is the Euro.  All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been translated to Euros (“EUR”) following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of September 30, 2009.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Nature of the Business

Cayman I, a Cayman Islands limited partnership, was formed October 18, 2006.  Cayman I and its consolidated subsidiaries were formed for the primary purpose of acquiring, managing and operating maritime vessels.  Our primary focus is on anchor-handling tug supply (“AHTS”) vessels, but we also purchased a noncontrolling interest in two multipurpose bulk carrier vessels (“mini-bulkers”) and entered into an agreement to purchase a chemical tanker.  We are also authorized to engage in other activities if III to I International Maritime Solutions Cayman Inc., a Cayman Islands corporation (“General Partner”), believes such activities will benefit our core business of shipping operations.  We are authorized to issue Class A, Class B, Class C and Class D limited partner units as well as general partner units.  To date we have issued Class A, Class B and Class D limited partner units and general partner units.  As of September 30, 2009, delivery of two of our AHTS vessels had occurred from the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”) in Italy.  We currently have contracts to purchase seven additional new AHTS vessels currently under construction by Fincantieri.  Delivery of our first two AHTS vessels, UOS Atlantis and UOS Challenger, occurred on February 27, 2009 and May 28, 2009, respectively, with the AHTS vessels immediately placed in service.  With these two vessels delivered and operating under their charters, our operations have begun to shift focus from development stage to vessel operations, therefore we are no longer a development stage company as defined by the topic Development Stage Entities of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), FASB ASC 915.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Initially, we owned approximately 96% of the units of I-A Suresh Capital Maritime Partners Limited, a limited liability company formed under the laws of Cyprus (our “Cyprus Subsidiary”).  On April 28, 2009, having received the proper approval from our limited partners, we underwent a reorganization in order to simplify our ownership structure, streamline the calculation of allocations and distributions by incorporating economic rights in our Partnership Agreement that formerly resided in the organizational documents of our Cyprus Subsidiary and simplify the financial statements by eliminating the noncontrolling interest component related to the Cyprus Subsidiary.  As part of the reorganization approval, the reorganization was effective on April 1, 2009.  Pursuant to the reorganization, one of the noncontrolling unitholders in our Cyprus Subsidiary contributed its units in the Cyprus Subsidiary for newly created Class D units of Cayman I.  The newly created Class D units are structured to represent, in total, substantially the same allocation rights in the results of operations and similar rights of control as the interest in the Cyprus Subsidiary which was the consideration for their issuance.  Our general partner, the other noncontrolling unitholder, contributed its units in the Cyprus Subsidiary in exchange for the contribution by the other unitholder and the adoption of the Second Amended and Restated Agreement of Limited Partnership.  As a result of the reorganization, we now own 100% of our Cyprus Subsidiary.

In accordance with FASB ASC 810, Consolidation - Non-controlling Interest in a Subsidiary, we have treated the acquisition of the noncontrolling interest in our Cyprus Subsidiary as an equity transaction, and have recorded a decrease in the equity of the Class D unitholders and of the general partner equal to the negative carrying value of the noncontrolling interest attributable to the acquired interests effective April 1, 2009.  The table below reflects the carrying value of our General Partner, Class D and noncontrolling interests as of September 30, 2009 and March 31, 2009.  The excess of the fair value of the Class D units over the negative carrying value has also been allocated solely to the Class D limited partners, resulting in no affect on the financial statements of such excess.

		Class D
	General	Limited	Noncontrolling
	Partner	Partners	Interest

Balance at March 31, 2009	$864,290	$-	$17,350,044

Transfer of noncontrolling interest in Cyprus subsidiary	(48,314)	(48,314)	96,628

Contributions, net of syndication costs	(23,361)	(2,642)	5,801,052

Distributions	-	-	(71,025)

Net loss	(98,253)	(23,904)	(2,184,136)

Forward currency exchange contract	-	-	1,922,243

Foreign currency translation adjustment	-	-	1,143,544

Balance at September 30, 2009	$694,362	$(74,860)	$24,058,350

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

SEPTEMBER 30, 2009

(Unaudited)

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

Due from Charterers
Customer obligations due under normal trade terms are recorded as due from charterers.  An allowance for doubtful accounts would represent our estimate of the amount of probable credit losses existing in our accounts receivable.  We have a limited number of customers with individually large amounts due at any given date.  Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.  We regularly review all aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances.  As of September 30, 2009, we had recorded no allowance for doubtful accounts.

Derivatives Instruments
We account for derivatives and derivatives classified as hedges in accordance with FASB ASC 815, Derivatives and Hedging.  All our derivative and hedge positions are stated at fair value within either current derivative assets, derivative assets, current derivative liabilities or long-term derivative liabilities on our consolidated balance sheet.

Realized and unrealized gains and losses related to our foreign currency exchange contracts not classified as hedges are reported in our consolidated statements of operations in foreign currency transaction gain (loss).  Realized and unrealized gains and losses related to foreign currency exchange contracts designated for hedge accounting are included in foreign currency transaction gain (loss) on the consolidated statement of operations to the extent they are ineffective, with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income (loss) on the consolidated balance sheet.  The gain or loss related to our interest rate swap contracts, none of which are classified as hedges, is reported in loss on interest rate swaps.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

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

Vessel construction in progress represents the cost of acquiring contracts to build vessels, installments paid to the shipyards, certain other payments made to third parties and interest costs allocated to  the construction of each vessel until the vessel is substantially complete and ready for its intended use.

Restricted Cash
Restricted cash represents the compensating balances required by Berenberg Bank in relation to our outstanding loans.  Once an AHTS vessel has been delivered, a portion of the compensating balances equal to the current outstanding loan amount with regard to the delivered ship will be released and used to repay the associated loan.  See Note 4 for additional information.

Deferred Loan Fees
Costs incurred in connection with the issuance of debt have been capitalized and are being amortized using the effective interest method over the life of the related debt agreements.  Deferred loan fees at September 30, 2009 and December 31, 2008 amounted to $3,879,685 and $3,771,774, respectively, net of accumulated amortization of $37,800 and $11,223, respectively.

Noncontrolling Interest
The noncontrolling interest in our consolidated balance sheet reflects the original investment by noncontrolling unitholders in the consolidated subsidiaries along with their proportional share of the earnings or losses of the subsidiaries, which are consolidated in our financial statements, less any distributions to the noncontrolling unitholders from our consolidated subsidiaries.  The noncontrolling interest also receives a portion of the cumulative foreign currency translation adjustment, the effective portion of the fair value gains or losses of our hedges, and syndication costs.

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

SEPTEMBER 30, 2009

(Unaudited)

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

Recent Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB issued ASU 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which approves the Accounting Standards Codification, or ASC, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities.  The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  As the ASC is not intended to change or alter existing U.S. GAAP, it is not expected to have any impact on our consolidated financial position or results of operations.  We adopted Update 2009-01 as of September 30, 2009.

Derivatives and Hedging Activities
(Included in ASC 815 “Derivatives and Hedging”, previously SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”)

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

Disclosure about Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments”, previously FSP FAS 107-1 and APB 28-1 “Interim Disclosure about Fair Value of Financial Instruments”)

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Subsequent Events
(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

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

2.	Maritime Vessels

We committed to purchase nine AHTS vessels.  As of September 30, 2009, the construction of the first two AHTS vessels was complete and operations had begun.  The estimated cost of each AHTS vessel ranges from $54,222,413 (EUR 37,159,000) to $62,154,624 (EUR 42,595,000) for a total commitment for the nine vessels of $525,821,261 (EUR 360,349,000).  Under the contracts, installments are due upon certain milestones being met during the construction.  Approximately 30% of the total construction costs require deposits, some of which are funded with equity while others have been or will be funded through draws on our credit facility with Berenberg Bank and our Senior Loan.  Amounts drawn on our Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB.  A guarantee from Reederei Hartmann, our noncontrolling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I, (“Hartmann Guarantee”) in the amount of $54,518,448 (EUR 37,361,875) was outstanding at September 30, 2009.  There were no guarantees outstanding at December 31, 2008.  As of September 30, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB, and those discussions are ongoing.  The main subject of these negotiations is the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Please refer to the full discussion regarding this issue under Note 4 on Page 19.  As of September 30, 2009 and December 31, 2008, we incurred $203,024,394 and $80,860,590, respectively, in connection with the acquisition of the AHTS vessels.  The remaining seven AHTS vessels are scheduled to be delivered from October 2009 through April 2010.  Each of our assets under construction is allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period.  The remaining balance of the interest incurred is expensed.  See Note 4 for additional information.

In addition to our AHTS vessels, we entered into an agreement related to the potential acquisition of a chemical tanker.  On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, IMS Holdings placed an order for the chemical tanker through the Schulte Group for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment and to facilitate a bank guarantee for the second installment payment of $8,300,000.  The Schulte Group formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker.  The equity of Anthos is to be assigned to Kronos upon repayment of the loan, retirement of the bank guarantee and payment of all fees due to the Schulte Group.  Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings, IMS Capital Partners, LLC (“IMS Capital Partners”) on behalf of Kronos.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Effective April 2009, we entered into an agreement whereby all of the rights retained by IMS Capital Partners and IMS Holdings with respect to the chemical tanker pursuant to the MOA between IMS Holdings and Schulte Group were transferred to Kronos, the new obligor under an amended version of the MOA between Kronos and Conway Shipping I, Ltd (“Amended MOA”).  As consideration for and to give effect to this transfer, we assigned the receivables from IMS Holdings, through which the transaction was undertaken, to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA.  This amount was credited by Kronos as additional paid in capital, and Kronos accepted the rights to the chemical tanker pursuant to the Amended MOA.  The outcome left Kronos as the sole holder of all rights and obligations with respect to the potential acquisition of the chemical tanker and resulted in IMS Capital Partners and IMS Holdings each holding directly offsetting note obligations.  By entering into a Note Cancellation Agreement, the note obligations between IMS Holdings and IMS Capital Partners were terminated.  Through September 30, 2009, we have incurred costs of $9,603,841 including debt, fees and interest allocated as described above, in connection with the potential acquisition of chemical tanker through Anthos.

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

The following presents summarized financial information for the unconsolidated entities:

	September 30,	December 31,
	2009	2008

Assets	$26,832,489	$26,294,940

Liabilities	$20,453,634	$19,323,326
Equity	6,378,855	6,971,614
Total liabilities and equity	$26,832,489	$26,294,940

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

For the Period
Revenue	$1,909,989	$1,705,380	$4,944,435	$4,606,163
Expenses	(2,491,411)	(2,116,073)	(6,156,529)	(7,333,883)
Net loss	$(581,422)	$(410,693)	$(1,212,094)	$(2,727,720)

Interest in net loss of unconsolidated entities	$(284,897)	$(201,240)	$(593,926)	$(1,336,583)

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

The functional currency of the mini-bulker SPVs is the EUR.  The financial statements above were translated from EUR to USD with the balance sheet translated at the exchange rate at the balance sheet date and the income statement translated at the weighted-average exchange rate for the period.  The equity accounts were translated at historical rates.  The investment in unconsolidated entities on our consolidated balance sheet was translated at the exchange rate at the balance sheet date.  The difference of $58,660 between the amount at which the investment is reflected on our consolidated balance sheet as of September 30, 2009, $3,066,979, and 49% of the equity as shown on the financial information above, $3,125,639, is related to the difference in the rates utilized to translate the equity accounts and the investment in unconsolidated entities on our consolidated balance sheet at September 30, 2009.

4.	Long-Term Debt and Pledged Cash

	September 30,	December 31,
	2009	2008

Berenberg Facility	$-	$56,255,375
Senior Loan	99,086,292	-
Schulte Group	5,300,000	-
Total debt	104,386,292	56,255,375
Current portion of long-term debt	(8,523,549)	(34,927,967)
Total debt classified as long-term	$95,862,743	$21,327,408

In November 2006, we entered into a credit facility (“Berenberg Facility”) with Berenberg Bank, a German financial institution, allowing for borrowings up to $38,522,880 (EUR 26,400,000).  Proceeds from borrowings were primarily used for the acquisition of AHTS vessels.  The Berenberg Facility was available in multiple tranches with each tranche being directly related to a single AHTS vessel, but secured by restricted cash.  The Berenberg Facility was amended in March and May 2007, increasing the available borrowings to $73,397,760 (EUR 50,300,000) and extending the maturity date to September 2010.  The remaining terms of the Berenberg Facility were not materially changed.

Under the Berenberg Facility, interest was calculated based on the one-month EURIBOR rate plus a margin of 0.35%.  The weighted-average effective interest rate as of December 31, 2008 was 3.97%.  Interest was due quarterly but was rolled into the principal amount instead of being paid.  Principal payments were due on each tranche upon the earlier of the delivery date, sale of the related vessel or September 30, 2010.

Under the Berenberg Facility, we were required to maintain compensating balances as security for the repayment of the borrowings under such facility.  The compensating balances were required to be equal to or greater than the initial amounts drawn by our German Subsidiary and used to pay deposits on construction of our AHTS vessels.  The compensating balances represented the original tranche balance plus interest earned since the original deposit date.  The tranche balance represented the original loan plus all incurred interest which was rolled into the new loans upon maturity which was usually three months.  As the interest rate earned on the compensating balances was less than the interest charged on the tranche balance, the compensating balances did not fully offset the outstanding tranche balances.  During the second and third quarters of 2009, the Berenberg Facility loans were repaid utilizing the restricted cash balances which were pledged against the loans, supplemented with contributions from our limited partners.  As of September 30, 2009, there were no borrowings or compensating balances.  As of December 31, 2008, borrowings of $56,255,375 (EUR 39,905,920), were outstanding and the related compensating balance was $55,967,374 (EUR 39,701,620).  We do not intend to utilize the Berenberg Facility in the future.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

On November 20, 2008, Kronos entered into a $30,000,000 credit facility (“Deutsche Schiffsbank Facility”) with Deutsche Schiffsbank Aktiengesellschaft (“Deutsche Schiffsbank”), in preparation for the potential acquisition of a chemical tanker.  The Deutsche Schiffsbank Facility also provided for a related guarantee facility of up to $16,320,000 under which Deutsche Schiffsbank will issue two separate guarantees in favor of the sellers of the chemical tanker, Nantong Mingde Heavy Industry Stock Co., Ltd. and Jiangxi Topsky Technology Co. Ltd. (“Nantong Mingde”).  The Deutsche Schiffsbank Facility is to be drawn in multiple advances with proceeds used to fund the construction and acquisition of the chemical tanker.  Anthos is the current owner of the contract to purchase the chemical tanker.  We anticipate taking ownership of Anthos upon fulfilling the terms of the Amended MOA.  Each pre-delivery advance shall be repaid in full upon delivery of the chemical tanker to Anthos, but no later than March 31, 2012.  Additionally, each delivery advance shall be repaid in 40 quarterly installments of $500,000 with a balloon installment in the amount of $10,000,000 payable at the time of the final $500,000 installment, which can be no later than March 31, 2022.

On November 13, 2007, IMS Holdings, the sole shareholder of our general partner, entered into the MOA with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, IMS Holdings placed an order for the chemical tanker through the Schulte Group for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment (“Schulte Group Facility”) and to facilitate a bank guarantee for the second installment payment of $8,300,000.

IMS Holdings repaid $3,000,000 of the Schulte Group Facility through its affiliate by January 15, 2008, in compliance with the terms of the MOA.  We advanced approximately $3,800,000 to IMS Holdings to allow IMS Holdings to provide funds to make the required payments to the Schulte Group under the MOA.  An addendum to the MOA was executed in July 2008 to extend the loan through November 30, 2008, extend the time period allowed for IMS Holdings to secure financing and increase the amount of possible liquidated damages.  As of December 31, 2008, no agreement had been reached on a further extension of the terms of the MOA, and IMS Holdings was technically in default on their loan and required to pay liquidating damages.  An amended and restated MOA was entered into on April 25, 2009, which extends the term of the loan and bank guarantee through July 30, 2010, increases the interest rate and the possible liquidated damages, requires us to pay a lump sum amount of $200,000 as a fee for providing the extension of the bank guarantee, waives any prior default and clarifies certain other terms of the original MOA.  The interest on the Schulte Group Facility is based on the three-month US LIBOR rate plus a margin of 4.50%.  The effective interest rate as of September 30, 2009 was 5.10%.  Interest is due quarterly.  As part of the changes, the parties to the MOA were formally changed to be between Kronos in place of IMS Holdings and Conway Shipping Co. Ltd (“Conway”) in place of the Schulte Group.  If acquired, the chemical tanker would be held in Anthos, which would be owned by Kronos.  In the future, we may sell or assign the chemical tanker or the rights to acquire it, or may elect to cancel the transaction to purchase the chemical tanker, whereby we would be subject to liquidated damages through the forfeiture of all amounts advanced under the MOA.

On December 19, 2008, we entered into a $613,695,744 (EUR 420,570,000) Senior Loan with Nord/LB as administrative agent, with a term of 12 years from the delivery of each AHTS vessel.  The proceeds from the loan will be used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV.  A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $122,729,149 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years.  However, in no case can the total loans be in excess of 75% of the aggregate costs of all ships covered by the Senior Loan.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus the three AHTS vessels held by FLTC Fund I.  The 12 ships serve individually and collectively as the collateral for the Senior Loan.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $14,592 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, will be $7,296 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.

Amounts drawn on the Pre-Delivery Facility of the Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility.  As of September 30, 2009, we have incurred expenses of $633,360 (EUR 463,355) related to the guarantee.  The Hartmann Guarantee in the amount of $54,518,448 (EUR 37,361,875) was outstanding at September 30, 2009.  There were no guarantees outstanding at December 31, 2008.

As of September 30, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB, and those discussions are ongoing.  The main subject of these negotiations is the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Pending resolution of these discussions, Nord/LB has delayed certain requested draws on the Pre-Delivery Facility under the Senior Loan to allow us to make progress payments to Fincantieri.  Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts in the aggregate amount of $29,499,771 (EUR 20,216,400) with respect to 5 of the remaining 6 vessels to be delivered have not been paid.  As a result, we are not in compliance with the terms of the shipbuilding contracts, and Fincantieri would have the right to cease construction activities on the remaining 6 vessels.  However, Fincantieri has acknowledged the delay and has indicated to us that it does not intend to cease construction pending resolutions of these matters.  In addition, Fincantieri has not taken any action under the shipbuilding contracts to demand payment.  As a result of these missed payments, we may not be in compliance with the terms of our Senior Loan with Nord/LB.  Nord/LB is aware that the payments have not been made, and has not taken any action under the Senior Loan related to the non-compliance.  In the event we are unable to resolve the issues with Nord/LB to fund amounts under the Senior Loan sufficient to make these progress payments or are unable to raise the necessary funds from other sources, we may not be able to fund the progress payments currently due under the shipbuilding contracts for the remaining vessels.  If that were to occur, we would be in default of the shipbuilding contracts and our Senior Loan documents.  If Reederei Hartmann were to provide funds to the SPV pursuant to the Hartmann Guarantee to cover the payments due and we were unable to fund our remaining unfunded capital by the date of delivery of the respective vessels, Reederei Hartmann could take over the unfunded portion of our equity interest in (i) the AHTS SPVs pursuant to the Share Transfer Agreement SCMP (“Share Transfer Agreement”) and (ii) the mini-bulker SPVs pursuant to the applicable “Sale and Assignment of a Limited Share” agreement, in each case, by and between the German Subsidiary and Reederei Hartmann.

There is also a financial guarantee for up to 70% of the loan balance issued by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency.  Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate.  For the portion of the Senior Loan not guaranteed by SACE S.P.A., the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost to be determined prior to each drawdown.  For the portion of the Senior Loan that is guaranteed by SACE S.P.A, the applicable interest rate is EURIBOR plus 1.375% per annum.  With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum.  Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation.  Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,459,200 (EUR 1,000,000).  If interest incurred exceeds $1,459,200 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

A guarantee commission of 1.375% per annum is due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $350,208,000 (EUR 240,000,000).  The guarantee commission is due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made.

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

On January 31, 2009, in order to comply with the conditions of the Senior Loan, we passed a Resolution increasing the total share capital of one of our AHTS SPVs, Isle of Usedom, from $17,378,550 (EUR 13,500,000) to $48,917,400 (EUR 38,000,000) based on the exchange rate at January 31, 2009.  This resulted in an increase in our capital commitment to Isle of Usedom from $14,774,400 (EUR 10,125,000) to $41,587,200 (EUR 28,500,000), based on current exchange rates.

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

At September 30, 2009, a total of $99,086,292 (EUR 67,904,531) was outstanding under the Senior Loan with an effective interest rate of 3.043%.  The outstanding balance will be due in full in February 2021.  During the three and nine months ended September 30, 2009, we incurred interest expense of $784,829 (EUR 549,148) and $1,474,323 (EUR 1,078,589), respectively, related to the drawdown on the Senior Loan.

A summary of the total interest incurred, capitalized and expensed is shown below:

	Three Months Ended		Nine Months Ended
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Interest capitalized to vessel construction in progress:
Beginning of period	$2,872,169	$2,369,188	$3,448,928	$1,017,307
Interest incurred	1,360,842	532,797	3,795,361	1,916,113
Currency translation change related to beginning balance	133,093	(93,242)	121,105	(19,339)
Interest related to property and other assets held for sale	-	8,120	-	(86,903)
Interest expense	(563,937)	54	(2,404,448)	(10,261)
Amount reclassed to delivered vessels	(44,873)	-	(1,203,652)	-
End of period	$3,757,294	$2,816,917	$3,757,294	$2,816,917

Interest paid	$1,336,824	$(533)	$3,177,335	$101,834
Interest added to principal on borrowings on Berenberg Facility	$24,017	$532,851	$618,026	$1,905,852

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

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

On March 6, 2009 and March 11, 2009, respectively, two of our AHTS SPVs, MS Juist and MS Norderney, entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The original notional amount of the forward currency exchange contracts was $10,800,000 and $7,500,000, respectively.  The contract for MS Juist covers the one year period beginning May 26, 2009 and the contract for MS Norderney covers the period from May 20, 2009 through November 26, 2009.  These contracts are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

On March 27, 2009, one of our AHTS SPVs, MS Juist, entered into an interest rate swap agreement, which begins February 2010 and expires February 2019 with a notional value of $46,879,536 (EUR 32,126,875) at September 30, 2009, in order to hedge the risk of rising interest rates related to the Senior Loan, which is based on the three-month EURIBOR rate.  On May 25, 2009, the remaining eight of our nine AHTS SPVs entered into similar interest rate swap agreements, which begin in March 2010 and expire from May 2019 to April 2020.  The total notional value of these agreements is $395,279,724 (EUR 270,887,969) at September 30, 2009, bringing the total notional value under the nine interest rate swap agreements to $442,159,260 (EUR 303,014,844) at September 30, 2009.  Through these agreements, we have fixed our debt service cost related to our AHTS SPVs for the period covered by the agreement at rates between 3.465% and 3.885% plus the applicable margin and funding costs.  By entering into these interest rate swap agreements, we are protecting against interest rate fluctuations on the variable three-month EURIBOR rate component of the outstanding borrowings under our Senior Loan which matures in February 2021.  The interest rate swaps contain no credit-risk-related contingent features and are not collateralized.  These instruments are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

On May 8, 2009, our AHTS SPVs entered into forward exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The contracts run from December 2009 through December 2011.  The forward currency exchange contracts, which have been designated for hedge accounting under FASB ASC 815, Derivatives and Hedging, total $113,400,000.

Derivative instruments, including those classified as hedges, are reported as either assets or liabilities at their individual fair values and the amounts are classified as short term where appropriate.  The offset is dependent upon the nature of the derivative, and whether or not it is designated as a hedge.  The change in the fair value of our interest rate swaps, none of which are classified as hedges, is included in loss on interest rate swaps on the consolidated statement of operations.  Changes in the value of forward currency exchange contracts not classified as hedges are offset to foreign currency transaction gain (loss) on the consolidated statement of operations.  Changes in the fair value of forward currency exchange contracts classified as hedges are recognized as gains or losses.  Such gains or losses are included in foreign currency transaction gain (loss) on the consolidated statement of operations to the extent that testing shows them to be ineffective, with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income on the consolidated balance sheet.  For purposes of testing our derivatives classified as hedges, no portion of the contracts was excluded from testing.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

The fair value of our derivative instruments as of September 30, 2009 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$2,246,254	$5,350,332	$-	$-

Not designated as hedging instruments:
Forward currency exchange contracts	1,320,003	-	-	-
Interest rate swap agreements	-	-	2,782,875	7,644,563

Total derivatives	$3,566,257	$5,350,332	$2,782,875	$7,644,563

For the three and nine months ended September 30, 2009, we recognized net gains and (losses) on derivative instruments as follows:

		Three Months	Nine Months
		Ended	Ended
Derivatives by hedge designation	Classification of gains (losses)	September 30, 2009	September 30, 2009
Designated as hedging instruments:
Cash flow hedges:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$(12,075)	$(86,543)

Not designated as hedging instruments:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$524,126	$2,042,609
Interest rate swap agreements	Loss on interest rate swaps	$(6,199,724)	$(9,767,863)

For the three and nine months ended September 30, 2009, the foreign currency transaction loss related to forward currency exchange contracts designated as Cash Flow Hedges of $12,075 and $86,543, respectively, is related to the fair value of the ineffective portion of the forward currency exchange contracts.  The contracts do not start maturing until December 2009.  As the contracts mature, the fair value amounts related to the effective portion of the currency forward exchange contracts, which are currently recorded as Accumulated Other Comprehensive Income, will be recorded to Hedge Foreign Currency Transaction gain (loss).  The current effective portion of $2,219,966 (EUR 1,521,358), is expected to be reclassified into net income within the next twelve months.

For the three months ended September 30, 2009, $650,432 of the foreign currency transaction gain totaling $524,126 is related to forward currency exchange contracts not designated as hedging instruments is due to the contracts that have matured, and the offsetting amount of $126,306 is due to the fair value of the remaining contracts, which is currently a liability amount.

For the nine months ended September 30, 2009, $806,101 of the foreign currency transaction gain related to forward currency exchange contracts not designated as hedging instruments is due to the contracts that have matured, and $1,236,508 is due to the fair value of the remaining contracts.

6.	Related Party Transactions

In November 2006, we entered into a management agreement (“Management Agreement”) with Suresh Capital Maritime Holdings, LLC (“SCMH”), which until April 1, 2009, held an approximate 2% ownership in our Cyprus Subsidiary.  The Management Agreement provided for a three year management fee of $4,200,000, payable in 12 quarterly installments of $350,000 each.  The initial installment was paid in October 2006.  The remaining installments were due at the beginning of each quarter commencing January 2007 and ending July 2009.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Effective January 1, 2007, the terms of the Management Agreement were amended.  We entered into a letter agreement with SCMH (“Letter Agreement”) which replaced the Management Agreement.  The Letter Agreement provided for us to advance funds as a loan, which are unsecured, totaling $3,237,500 to SCMH on a quarterly basis.  The Letter Agreement provided for repayment of the advances with interest at a rate equal to 5% per annum.  As of September 30, 2009 and December 31, 2008, the amount receivable from SCMH in connection with the Letter Agreement was $1,819,654 and $1,661,782, respectively, including accrued interest of $186,671 and $118,798, respectively.  During the three and nine months ended September 30, 2009, we recognized interest income of $22,669and $67,872, respectively.

Effective January 1, 2009, we entered into an Amended and Restated Shareholders’ Agreement in our Cyprus Subsidiary.  As a result of this agreement, the Letter Agreement with SCMH was terminated.

As of December 31, 2008, we had $4,278,164, including accrued interest of $283,164, due from IMS Holdings resulting from short-term advances we made to IMS Holdings relating to the acquisition of the chemical tanker prior to the formation of Kronos (the “Partnership Notes”).  Each advance bore interest at 8% with a final maturity date of December 2018.  As of June 24, 2009, the amount due from IMS Holdings was $4,238,983, including accrued interest of $361,983.  The cost basis of the investment in the chemical tanker on the financial statements of IMS Capital Partners was $4,138,946.  Therefore, $4,138,946 of the note receivable balance was transferred to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA, under which Kronos was the obligor.  Therefore, as of September 30, 2009, we had a residual amount due of $100,037 from IMS Holdings related to these short-term advances.  See Note 2 for additional information regarding the potential acquisition of the chemical tanker.

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

During October 2008, we were advanced $1,000,000 in the form of a loan from III:I Emerging Market Partners Real Estate Investment Fund I, L.P. (“EMP Fund I”), an affiliate of our General Partner.  This loan, which is unsecured, bears interest at a rate of 12% and matures in October 2010.  In connection with this loan, we paid a $20,000 commitment fee to EMP Fund I upon execution of the promissory note.  This fee was included in interest expense on our consolidated statement of operations.  The loan balance at September 30, 2009 and December 31, 2008 was $524,579 and $1,001,041, including $42,079 and $1,041 of accrued interest, respectively.  During the three and nine months ended September 30, 2009, we incurred interest of $19,688 and $71,128, respectively.

During December 2008, we were advanced $250,000 in the form of a loan from III to I Financial Management Research, L.P., an affiliate of our General Partner.  This loan, which is unsecured, bears interest at a rate of 12% and matures in December 2018.  As of September 30, 2009, the loan is paid in full.  The loan balance at December 31, 2008 is $251,233, and includes accrued interest of $1,233.  There was no accrued interest payable as of September 30, 2009.  During the three and nine months ended September 30, 2009, we incurred interest of $1,119 and $11,319, respectively, related to this loan.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

The AHTS SPVs pay technical and commercial management fees to Hartmann Offshore, an affiliate of Reederei Hartmann, the noncontrolling interest owner of the AHTS SPVs.  These fees are included in vessel construction in progress or vessels on our consolidated balance sheet.  The balances as of September 30, 2009 and December 31, 2008 were $4,560,000 (EUR 3,125,000) and $2,290,763 (EUR 1,625,000), respectively.

The AHTS SPVs pay construction fees to Hartmann Offshore.  These fees are included in vessel construction in progress or vessels on our consolidated balance sheet.  The balances as of September 30, 2009 and December 31, 2008 were $2,006,400 (EUR 1,375,000) and $352,425 (EUR 250,000), respectively.

Each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee will provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $729,600 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited, all of which are affiliates of SCMH.  As of September 30, 2009 and December 31, 2008, we incurred $3,420,000 (EUR 2,343,750) and $1,750,988 (EUR 1,218,750), respectively, in syndication costs.  These costs are translated using historical rates and they are included as an offset to noncontrolling interest and partners’ equity on our consolidated balance sheet.

7.	Fair Value of Financial Instruments

Fair value is defined under FASB ASC 820, Fair Value Measurements and Disclosures as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under FASB ASC 820, Fair Value Measurements and Disclosures must maximize the use of the observable inputs and minimize the use of unobservable inputs.  The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

The estimated fair value of cash and cash equivalents, accounts receivable, accounts payable, accrued interest, related party receivables and payables approximate their carrying amounts due to the relatively short period to maturity of these instruments.  The estimated fair value of all debt as of September 30, 2009 and December 31, 2008 approximated the carrying value since the Berenberg Facility loans are renewed every three months at the current interest rates at renewal and the draws on the Senior Loan incur interest at a variable rate and mature every one to three months.  The estimates presented are not necessarily indicative of the amounts that would be realized in a current market exchange.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

The fair value of the interest rate swaps and the forward currency exchange contracts discussed in Note 5 are presented separately in both current and long-term derivative liabilities and derivative assets on our consolidated balance sheet.  The fair value of the interest rate swap (used for non-speculative purposes) is based on the relative fair values of the discounted future stream of interest payments under the original floating interest facility using rates derived based on a forward curve of the three-month EURIBOR, upon which the terms of the Senior Loan are based, versus the future interest payments due under the fixed rate obtained in the interest rate swap agreements.  The fair values of the forward currency exchange contracts are based on the relative exchange rates per the forward currency exchange contracts versus the forward exchange rate curve as of September 30, 2009.  The fair values of the derivative instruments are determined with reference to observable rates which are commonly quoted on a forward basis, and are therefore classified as Level 2 items.

Our assets and liabilities as of September 30, 2009 that are measured at fair value on a recurring basis are summarized below:

	Level 1	Level 2	Level 3
Assets
Forward currency exchange contracts	$-	$8,916,589	$-

Liabilities
Interest rate swap agreements	$-	$10,427,438	$-

8.	Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of September 30, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

9.	Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Unrealized gain on forward currency exchange contract hedge	$4,935,865	$-	$7,688,972	$-
Foreign currency translation adjustment	2,433,472	(1,595,742)	3,466,111	(461,666)
Other comprehensive income (loss)	7,369,337	(1,595,742)	11,155,083	(461,666)
Less other comprehensive (income) loss attributable to noncontrolling interest	(1,636,313)	61,374	(2,011,890)	17,756
Other comprehensive income (loss) attributable to III to I Maritime Partners Cayman I, L.P.	$5,733,024	$(1,534,368)	$9,143,193	$(443,910)

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

Accumulated other comprehensive income in the partners’ equity section of the consolidated balance sheets includes:

	September 30,	December 31,
	2009	2008

Unrealized loss on forward currency exchange contract hedge	$5,766,729	$-
Foreign currency translation adjustment	3,499,630	123,166
Accumulated other comprehensive income	$9,266,359	$123,166

10.	Subsequent Events

On October 5, 2009, the vessel UOS Columbia was delivered to our AHTS SPV, Isle of Baltrum.  We accepted a drawdown on the Senior Loan Facility on October 2, 2009 related to the delivery totaling  $51,116,779 (EUR 35,047,500).

On November 4, 2009, an extension of the current charter with EDT Offshore Egypt S.A.E. for our vessel UOS Atlantis held in our AHTS SPV MS Juist was executed, resulting in an adjustment to the rate and an extension of the term of the contract through March 14, 2011.  The new rate is retroactive to September 16, 2009, and therefore our revenue for the nine months ended September 30, 2009 has been adjusted to reflect this change.

We analyze subsequent events in accordance with FASB ASC 855, Subsequent Events to determine if events after the balance sheet date provide additional evidence about conditions that existed at the balance sheet date.  Events have been evaluated through November 19, 2009 which is the date of issuance of the financial statements, and we have determined that no additional disclosures are required.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our operating results for the three and nine months ended September 30, 2009 and 2008. This report represents an update to the more detailed and comprehensive disclosures included in our amended Registration Statement on Form 10 for the periods ended March 31, 2009 and the years ended December 31, 2008 and 2007, and an update to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009 and 2008. Accordingly, the following discussion should be read in conjunction with the information included in our amended Form 10 filed with the Securities and Exchange Commission (“SEC”), and with our unaudited consolidated financial statements and related notes as presented in this Form 10-Q under Part I, Item 1. Financial Statements.

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

Our functional currency is the U.S. dollar. However, the functional currency of many of our subsidiaries is the Euro. All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been restated in Euros (“EUR”) following the USD amount. Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of September 30, 2009. Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred. When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used. When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Overview

The partnership is a Cayman Islands exempted limited partnership formed in October 2006 with III to I International Maritime Solutions Cayman, Inc. as our general partner. Through our subsidiaries, we own majority interests in nine anchor-handling tug supply (“AHTS”) vessels, three of which are in operation, and non-controlling interests in two multipurpose bulk carrier vessels (“mini-bulkers”) currently in operation. The first AHTS vessel was delivered on February 27, 2009, the second on May 28, 2009, and the third on October 5, 2009, with the six AHTS vessels still under construction scheduled for delivery from late November 2009 through April 2010. Our three delivered AHTS vessels were immediately placed in service. The first two vessels began operating under their respective charter agreements on March 15, 2009 and June 24, 2009, respectively. The third vessel is currently available in the North Sea spot market, under which vessels are available for short-term hire typically measured in days or weeks. Each AHTS SPV has entered into a ship management agreement with Hartmann Offshore for the management of its respective vessel. Each of our mini-bulkers is managed by Reederei Hesse. Reederei Hesse and their affiliates and affiliates of the Hartmann Group collectively own the remaining ownership of each of the mini-bulkers. In addition to our AHTS vessels and mini-bulker acquisitions, we have advanced funds for the potential purchase of a chemical tanker to be held in a separate special purpose entity (“SPV”) which will be owned by Kronos Shipping I, Ltd. (“Kronos”). If the acquisition of the chemical tanker is completed, we intend to join the Hanseatic Tankers Pool and retain Bernhard Schulte Shipmanagement (“Schulte Group”) to manage the operations of our chemical tanker as part of a fleet of like-kind vessels.

With the first two AHTS vessels delivered and operating under their charters, and the third delivered and operating in the North Sea spot market, our operations have begun to shift focus from development stage to vessel operations, and we are therefore no longer a development stage company as defined the Development Stage Entities topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), FASB ASC 915.

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

Our AHTS vessels could support offshore deep sea oil and gas drilling in any of the following locations: the North Sea, Gulf of Mexico, Mediterranean Sea, Brazil, West Africa, Southeast Asia and Australia. They will generally be available to work worldwide, with the exception of the United States due to Jones Act restrictions. Once in operation, we anticipate that our AHTS vessels will earn revenue through time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or long-term charters, which typically range from one to three years.

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

The average charter rate per day based on contracts currently in place as of September 30, 2009 is $39,500 per day. Our first AHTS vessel, UOS Atlantis, was delivered in February 2009. The vessel was placed in operation through a one-year charter with EDT Offshore Egypt S.A.E. to become part of BP Egypt’s Mediterranean vessel fleet and support BP’s offshore drilling activities. On November 4, 2009, an extension of this charter was executed, resulting in an adjustment to the rate and an extension of the term of the contract through March 14, 2011. The new rate is retroactive to September 16, 2009, and therefore the effect is included in the average charter rate per day as of September 30, 2009 shown above. Our second AHTS vessel, UOS Challenger, was delivered in May 2009. It began operating in June 2009 under a charter agreement with Transportacion Maritima Mexicana, S.A de C.V. for approximately seven months with an option for an additional 18 months.

Our first AHTS vessel was placed in service upon delivery on February 27, 2009, and began operating under its charter on March 15, 2009. Our net daily earnings (deficit) for our first AHTS vessel, which is a measure of the SPVs charter income less the vessel operating expenses, which do not include interest expense on acquisition debt, averaged ($1,758) and $6,736 for the three and nine months ended September 30, 2009, based on the date the vessel was placed in service through September 30, 2009. Included in vessel revenue is a mobilization fee of $100,000, which is a one-time fee due under the charter contract for the initial mobilization of the vessel to its charter destination, as well as approximately $60,000 related to the fuel on board the vessel at the time of delivery. Included in the vessel operating expenses are management fees paid to Hartmann Offshore totaling $99,802 and $276,419 for the three and nine months ended September 30, 2009. Also included in current results are expenses related to damage to the vessel’s propeller sustained in July while the vessel was in port totaling $549,277.

Our second AHTS vessel was placed in service upon delivery on May 28, 2009, and began operating under its charter on June 24, 2009. Our net daily earnings (deficit) for our second AHTS vessel averaged $13,615 and ($3,670) for the three and nine months ended September 30, 2009, based on the date the AHTS vessel was placed in service through September 30, 2009. Included in vessel revenue is a mobilization fee of approximately $650,000, which is a one-time fee due under the charter contract for the initial mobilization of the vessel to its charter destination. Included in the vessel operating expenses are management fees paid to Hartmann Offshore totaling $141,337 and $176,699 for the three and nine months ended September 30, 2009. Also included are charges related to repairs resulting from damage to the AHTS vessel’s main winch sustained during regular operations, and compensation due to the charterer related to days the vessel was unavailable to the charterer while the repairs on the main winch were made, totaling $708,676 for the nine months ended September 30, 2009.

The current AHTS market reflects day rates which are significantly off the high day rates experienced at the peak of the market during 2007. This can be traced to the weakening of the economy over the past 18 months, combined with the contraction in the credit markets. Both of these factors have negatively impacted budgets for exploration and development, especially outside of the major oil companies. If economic expectations rise or the price of oil increases significantly, we would expect day rates to firm. However, we do not expect significant strengthening of day rates until the credit markets recover, allowing both the major oil companies and other smaller companies to expand their exploration and development budgets.

Our third vessel, UOS Columbia, was delivered in October 2009. The vessel is currently working in the North Sea spot market. Our commercial manager, UOS, is currently pursuing opportunities with charterers for our vessels. The remaining AHTS vessels are currently scheduled for delivery from late November 2009 through April 2010, although delays in delivery of one or two months are not unusual. If the current environment were to continue or worsen, and we were unable to achieve adequate utilization of our vessels, the delivery of the additional vessels and the associated operating costs and debt service could negatively impact our financial results.

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Time charter revenue	$5,886,791	$-	$11,105,681	$-

Operating expenses:
Vessel operating expenses	5,177,821	-	10,467,462	-
Professional fees	549,205	398,328	2,489,317	747,945
Brokerage and representation fees	232,408	164,063	560,533	492,188
Other operating expenses	197,167	75,355	430,250	268,362
Total operating expenses	6,156,601	637,746	13,947,562	1,508,495

Operating loss	(269,810)	(637,746)	(2,841,881)	(1,508,495)

Other income (expense):
Interest income	70,387	673,123	935,719	1,896,922
Interest expense	(563,937)	54	(2,404,448)	(10,261)
Loss on interest rate swap	(6,199,724)	-	(9,767,863)	-
Foreign currency transaction gain (loss)	407,429	(4,513,356)	180,601	(1,273,406)
Equity in loss of unconsolidated entities	(284,897)	(201,240)	(593,926)	(1,336,583)
Total other income (expense)	(6,570,742)	(4,041,419)	(11,649,917)	(723,328)

Net loss	(6,840,552)	(4,679,165)	(14,491,798)	(2,231,823)
Net loss attributable to the
noncontrolling interest	1,344,176	4,810	2,331,361	55,685
Net loss attributable to III to I Maritime	(5,496,376)	(4,674,355)	(12,160,437)	(2,176,138)
Partners Cayman I, L.P.
Less general partner interest in net loss	(78,078)	(79,972)	(176,520)	(39,775)
Limited partner interest in net loss	$(5,418,298)	$(4,594,383)	$(11,983,917)	$(2,136,363)

Net loss per general partner unit:
Basic and diluted	$(7.89)	$(8.08)	$(17.83)	$(4.02)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(7.89)	$(8.08)	$(17.83)	$(4.02)
Weighted average limited partner units outstanding	687,016	568,753	672,125	531,772

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008 and the Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Revenues
Revenues consist of charter revenue earned by our delivered AHTS vessels.

Revenues increased approximately $5,887,000 and $11,106,000 for the three and nine months ended September 30, 2009 compared to the three and nine months ended September 30, 2008, respectively, when we had no revenue. This increase represents revenue earned on our first two AHTS vessels, which began operation under their respective charters in March and June 2009.

Vessel Operating Expenses
Vessel operating expenses consist of expenses related to the operation of our vessels, and include depreciation but do not include interest expense related to the Senior Loan.

The vessel operating expenses of approximately $5,178,000 and $10,467,000 for the three and nine months ended September 30, 2009, respectively, represent operating costs for our first two AHTS vessels placed in service on February 27, 2009 and May 28, 2009. We did not have any vessel operating expenses prior to the first AHTS vessel being placed in operation. Vessel operating expenses for the three and nine months ended September 30, 2009 include approximately $291,000 and $873,000, respectively, of charges related to vessel repairs, the majority of which is related to damage to the main winch of UOS Challenger sustained during operations, and damage to the propeller of UOS Atlantis sustained in a collision with an underwater object while the vessel was in port.

Vessel operating expenses for the fourth quarter will include repair costs related to an incident with UOS Challenger involving the loss of its main wire during vessel operations. Current estimates of repair costs and penalties due to the charterer related to this incident are approximately $1,850,000. At this point, we have not included any expectation of insurance reimbursement related to this incident in our estimates, as any reimbursement is uncertain and the amount received will likely be immaterial.

Professional Fees
Professional fees consist of legal, accounting, audit, tax, management and consulting fees.

The increase in professional fees of approximately $151,000, or 38%, from approximately $398,000 for the three months ended September 30, 2008 compared to approximately $549,000 for the three months ended September 30, 2009, was due to an increase in legal and consulting fees of approximately $118,000 related to responding to SEC inquiries regarding our initial registration statement and legal and consulting work related to financing options for our additional capital needs, and increases in audit fees of approximately $13,000 related to the increased regulatory environment to which we are subject. Additionally, the fees charged related to our administrative and professional services agreement with Dental Community Management, Inc. (“DCMI”), which maintains our books and records and handles all our business activities, accounted for $120,000 of the increase. Their monthly fee was $25,000 through April 2008, $60,000 per month from May to December 2008 and $100,000 per month thereafter. The increases in the fee to DCMI relate to significant increases in all areas of our business, including the complexity of the regulatory environment under which we operate, the management services provided by DCMI personnel in relation to our regulatory environment, and our business activities as the AHTS vessels are placed in service. These differences were partially offset by decreases to our financing fees of $100,000.

The increase in professional fees of approximately $1,741,000, or 233%, from approximately $748,000 for the nine months ended September 30, 2008 compared to approximately $2,489,000 for the nine months ended September 30, 2009, was due to increased legal, audit and tax service fees during 2009 related to our Consent Solicitation, amendment of our limited partnership agreement, restructuring of our Cyprus subsidiary, preparation for the filing of our initial registration statement and other matters, including the formation of our wholly owned subsidiary, Kronos. These factors accounted for approximately $1,341,000 of the increase. Additionally, our entrance into the DCMI agreement accounted for an increase of $500,000. This effect was offset by the decreases in our financing fees of $100,000, as mentioned above.

Brokerage and Representation Fees
Brokerage and representation fees consist of fees paid to providers of our ship brokerage, representation and consulting services. The last payment under our current agreement which is related to the acquisition of the AHTS vessels falls due during the fourth quarter of 2009.

Our brokerage and professional fees for the three and nine months ended September 30, 2008 as compared to that for the three and nine months ended September 30, 2009 each increased by approximately $68,000, due to our retaining a consultant to assist in negotiations surrounding the acquisition of the remaining vessels.

Other Operating Expenses
Other operating expenses consist of office and administrative expenses, travel expenses and bank fees that are not directly related to financing arrangements.

The increase in other operating expenses of approximately $122,000, or 162%, from approximately $75,000 for the three months ended September 30, 2008 to approximately $197,000 for the three months ended September 30, 2009, was due to an increase in commissions related to the chartering of our vessels of approximately $97,000. There was also a $43,000 increase in office and miscellaneous costs, which was offset by an $18,000 decrease in travel costs due to normal fluctuations.

The increase in other operating expenses of approximately $162,000, or 60%, from approximately $268,000 for the nine months ended September 30, 2008 to approximately $430,000 for the nine months ended September 30, 2009, was due to an increase in commissions related to the chartering of our vessels of $173,000, and an increase in bank fees and miscellaneous and office costs of approximately $89,000. These increases were partially offset by a decrease in travel and other administrative costs of approximately $100,000.

Interest Income
Interest income is earned on balances in various operating and money market accounts in which our funds are held. As funds are raised, they are deposited in operating accounts in the United States and in interest bearing accounts in foreign countries. Amounts necessary for operations and payment of upcoming AHTS vessel construction installments are held in these accounts. In the past, as construction payments came due, funds held were moved to the restricted cash accounts and pledged as collateral for the loans that funded the AHTS vessel construction payments to the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”). As the balance of these pledged funds grew, so too did the interest earned on the funds. During the nine months ended September 30, 2009, funds held in these pledged accounts were utilized to repay the loans under the credit facility (“Berenberg Facility”) with Berenberg Bank related to the AHTS vessel construction payments, and our interest income decreased. Interest was also earned on short-term loans to a related party.

Interest income decreased approximately $603,000, or 90%, from approximately $673,000 for the three months ended September 30, 2008 to approximately $70,000 for the three months ended September 30, 2009. Interest income also decreased approximately $961,000, or 51%, from approximately $1,897,000 for the nine months ended September 30, 2008 to approximately $936,000 for the nine months ended September 30, 2009. These decreases were due to a decrease in funds held in interest bearing pledged accounts due to repayment of the related loans with the pledged funds, and a decrease in interest income from our related party notes receivable, which were repaid during the second and third quarters of 2009.

Interest Expense
Interest expense was incurred on the senior loan facility (“Senior Loan”) with Norddeutsche Landesbank Girozentrale (“Nord/LB”) which was entered into on December 19, 2008, and two related party loans which were entered into during the fourth quarter of 2008. In addition, loss on interest rate swaps has been recognized related to our entering into interest rate swap agreements related to the Senior Loan on our AHTS vessels. The underlying Senior Loan agreements are at variable rates, while the swap agreements serve to fix the interest rates through 2019.

The increase in interest expense of approximately $564,000, from approximately $(54) for the three months ended September 30, 2008 to approximately $564,000 for the three months ended September 30, 2009, was primarily due to the drawdowns on our Senior Loan facility related to the delivery of our AHTS vessels, which were delivered in February and May 2009. The amount included in expense is the amount incurred less the amount allocated to our assets under construction. Each of our assets under construction is allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period. The agency and commitment fees related to the Senior Loan, the guarantee fees due under the guarantee provided by Reederei Hartmann, and interest expense related to a loan from a related party and amortization expense on the deferred loan costs also contributed to the increase in interest expense.

The loss on interest rate swaps of approximately $6,200,000 for the three months ended September 30, 2009 is due to the recognition of loss related to the interest rate swap agreements related to the Nord/LB senior loan facility for our nine AHTS vessels. These instruments have not been designated for hedge accounting, and therefore the entire change in the fair value of the positions from period to period of approximately $6,200,000 is recorded in our results of operations as loss on interest rate swaps. The agreements are effective from 2010 through 2019, and are currently recorded as a derivative liability totaling approximately $10,427,438, due to the relatively low variable rates being experienced as compared with the fixed rates under the swap agreements.

The increase in interest expense of approximately $2,394,000, from approximately $10,000 for the nine months ended September 30, 2008 to approximately $2,404,000 for the nine months ended September 30, 2009, was related to the increases in interest expense incurred on amounts drawn on the Senior Loan for the first two AHTS vessels, as well as agency and commitment fees related to the Senior Loan. The remaining increase is due to the fees due under the guarantee provided by Reederei Hartmann, payments related to the option to purchase the chemical tanker, and interest expense related to a loan from a related party and amortization expense of the deferred loan costs.

The loss on interest rate swaps of $9,768,000 is due to the execution of the interest rate swap agreements discussed above. All of the interest rate swap agreements were entered into during the nine months ended September 30, 2009, resulting in the initial recording of the fair value of these positions during this period, the offset of which is loss on interest rate swaps in the amount of approximately $9,768,000.

Foreign Currency Transaction Gain (Loss)
Foreign currency transaction gain (loss) is the amount of gain or loss realized when the cash balances held in EUR by our Cayman partnership are converted to our functional currency, USD, on each balance sheet date. Also included are amounts related to recording the current fair value of currency forward exchange contracts which are not designated as cash flow hedges and the ineffective portion of currency forward exchange contracts which are designated as cash flow hedges.

The change in our foreign currency transaction gain (loss) from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, was caused by a continuation of a period of relatively high volatility in exchange rates. One factor with respect to changes in the foreign currency transaction gain (loss) was due to the revaluing of our EUR denominated bank accounts and restricted cash balances held in foreign countries to USD using the current prevailing exchange rate at the end of each month.

In addition, our entrance into currency forward exchange contracts related to our anticipated USD revenue, under which we locked in the future rates at which amounts representing portions of our anticipated USD revenue will be converted to EUR, resulted in the recognition of a net foreign currency transaction gain for the three and nine months ended September 30, 2009 totaling $1,956,000 and $512,000, respectively.

Equity in Loss of Unconsolidated Entities
Equity in loss of unconsolidated entities represents our share of the income or loss reported for the operations of the bulk carrier vessels in which we own a minority interest.

The increase of approximately $84,000 in the loss recognized from the three months ended September 30, 2008 compared to the three months ended September 30, 2009, is due to normal fluctuations in the activity of the vessels, which is fairly sensitive to the current economic environment.

The decrease of approximately $743,000 in the loss recognized from the nine months ended September 30, 2008 compared to the nine months ended September 30, 2009, is due to the fact that the bulk carrier vessels experienced fewer losses as relationships were established with the charterers utilizing the liner services between the Baltic and Mediterranean Seas.

Noncontrolling interest
Noncontrolling interest represents the amount of income or loss allocable to other parties where their share has been included in our consolidated results of operations.

The comparative effect on our allocation of income or loss to the noncontrolling interest holders between the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2009, was primarily due to the difference in income for the periods presented.

Liquidity and Capital Resources

As of September 30, 2009, we had cash of $18,628,344. Since inception through September 30, 2009, we have raised approximately $66,558,588, net of syndication costs of approximately $3,424,532, through the private placement of our limited partner units. As discussed above, the funds from the offering were utilized primarily to collateralize loans, the proceeds of which were used to pay the first two of five installments to Fincantieri for the construction of our AHTS vessels and to pay for related expenditures as shown in our consolidated financial statements. The payments to Fincantieri were made via draws on our Berenberg Facility attributable to each AHTS SPV which then paid Fincantieri. The pledged funds have now been utilized to repay the loans under the Berenberg Facility. The net result of this is that the majority of the funds raised were ultimately used to pay the first two of five installments to Fincantieri for the construction of the AHTS vessels.

Upon the deliveries of UOS Atlantis, UOS Challenger, and UOS Columbia, funds were drawn on the Senior Loan. Those funds were used to repay outstanding balances on loans from Reederei Hartmann in the case of the first two vessels, and to pay the fifth and final installments on each vessel to Fincantieri. The remaining funds were utilized to pay for outfitting costs for the AHTS vessels and to provide operating reserves for the AHTS SPVs.

Operating Cash Flows
Operating activities produced a net use of cash of approximately $27,615,000 for the nine months ended September 30, 2009, as compared to net cash provided of approximately $334,000 for the nine months ended September 30, 2008, for an increase in net cash used of approximately $27,281,000. Net cash used increased between periods due to increased expenses in excess of revenues, the payment of accrued interest related to the repayment of our loan with Berenberg Bank for the first delivered AHTS vessel in February 2009 and the second in May 2009, and an increase in prepaid assets, which is mainly due to supplies purchased for future vessel deliveries. These increases were partially offset by significant increases in accounts payable due to the accrued vessel installment payments and added expenses from UOS Atlantis and UOS Challenger being in operation, as well as additional costs associated with our reorganization and registration with the SEC.

Investing Cash Flows
Investing activities used approximately $63,641,000 for the nine months ended September 30, 2009, as compared to $24,193,000 for the nine months ended September 30, 2008, for an increase in net cash used of approximately $39,448,000. This was due primarily to the use of approximately $112,342,000 for advances for vessel acquisitions and construction costs, the majority of which was related to the deliveries of UOS Atlantis and UOS Challenger in late February and May 2009, respectively. Additionally, on board equipment totaling approximately $7,147,000 was purchased during the nine months ended September 30, 2009. During the nine months ended September 30, 2008, proceeds of approximately $3,000,000 were provided by the sale of an AHTS vessel to FLTC Fund I. There were no corresponding dispositions during the nine months ended September 30, 2009. These factors were partially offset by a decrease in amounts due from related parties between the two periods, and a decrease in restricted cash of approximately $55,967,000 from the recording of the release by Berenberg Bank of pledged cash for loans related to the nine AHTS vessels, resulting in the recognition of cash provided by investing activities.

Financing Cash Flows
Net cash provided by financing activities was approximately $49,806,000 for the nine months ended September 30, 2009 as compared by approximately $23,970,000 for the nine months ended September 30, 2008. The difference is primarily related to the deliveries of UOS Atlantis and UOS Challenger and the related proceeds drawn on the Senior Loan of $102,283,000, and a loan from Hartmann Reederei related to the delivery of the third vessel of $7,501,000. These effects were partially offset by the net repayments on the Berenberg Facility related to either of our nine AHTS vessels of $54,121,000 and repayment of related party loans which funded the fourth installments to the shipyard for UOS Atlantis and UOS Challenger totaling $11,513,000. In addition, principal repayments to Nord/LB utilized cash of approximately $3,196,000 and payment of syndication costs utilized cash of approximately $1,598,000. Contributions from partners were approximately $5,542,000 for the nine months ended September 30, 2009, as compared with approximately $11,684,000 for the nine months ended September 30, 2008. Contributions from noncontrolling interests in the AHTS SPVs were approximately $5,898,000 for the nine months ended September 30, 2009 as compared with approximately $3,662,000 for the nine months ended September 30, 2008.

Financing Arrangements
Berenberg Facility
In November 2006, we entered into the Berenberg Facility with Berenberg Bank, a German financial institution, allowing for borrowings up to $38,522,880 (EUR 26,400,000). The Berenberg Facility was amended in March and May 2007, increasing the available borrowings to $73,397,760 (EUR 50,300,000) and extending the maturity date to September 2010. The remaining terms of the Berenberg Facility were not materially changed.

Under the Berenberg Facility, we were required to maintain compensating balances as security for the repayment of the borrowings under such facility. The compensating balances were required to be equal to or greater than the amounts drawn by our German Subsidiary and were used to pay deposits on the acquisition and construction of our AHTS vessels. The Berenberg Facility was funded in multiple tranches with each tranche being directly related to a single AHTS vessel.

Interest under the Berenberg Facility was calculated based on the one-month EURIBOR rate plus a margin of 0.35%. The weighted-average effective interest rate as of September 30, 2009 and December 31, 2008 was 0% and 3.97%, respectively. Interest was due quarterly but was rolled into the principal amount instead of being paid. Principal payments were due on each tranche upon the earlier of the delivery date, sale of the related vessel or September 30, 2010.

The compensating balances represented the original tranche balance plus interest earned since the original deposit date. The tranche balance represented the original loan plus all incurred interest which is rolled into the new loans upon maturity which was usually three months. As the interest rate earned on the compensating balances was less than the interest charged on the tranche balance, the compensating balances did not fully offset the outstanding tranche balances.

Upon the deliveries of UOS Atlantis and UOS Challenger, the restricted cash related to the compensating balances was used to repay the majority of the outstanding loans related to the AHTS vessels with operating cash used to complete the repayment. Additionally, in July 2009, we completed repayment of the remaining tranches and accrued interest under the Berenberg Facility utilizing the restricted cash balances combined with approximately $500,000 of cash on hand and contributions from new limited partners. The repayments result in the reduction and then the complete elimination of our restricted cash over the course of the repayments, and a reduction in our current and long-term debt. As of September 30, 2009, there were no borrowings and correspondingly no compensating balances held as restricted cash. As of December 31, 2008, borrowings of $56,255,375 (EUR 39,905,920) were outstanding and the related compensating balances were $55,967,374 (EUR 39,701,620). We do not intend to utilize the Berenberg Facility in the future.

Nord/LB Facility
On December 19, 2008, we entered into a $613,695,744 (EUR 420,570,000) Senior Loan with Nord/LB as administrative agent and lender, with a term of 12 years from the delivery of each ship. The proceeds from the loan will be used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV. A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $122,739,148 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years. However, in no case can the total loans be in excess of 75% of the aggregate investment costs of all vessels, which is defined to include the construction price, building supervision, financing, initial equipment and other costs, of all the ships covered by the Senior Loan.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus three AHTS vessels held by FLTC Fund I. The 12 AHTS vessels serve as the collateral for the Senior Loan. In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year. An agency fee of $14,592 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship. After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, will be $7,296 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.

Amounts drawn on the Pre-Delivery Facility of the Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility. A guarantee from Reederei Hartmann, our noncontrolling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I (“Hartmann Guarantee”) in the amount of $54,518,448 (EUR 37,361,875) was outstanding at September 30, 2009. There were no guarantees outstanding at December 31, 2008.

As of September 30, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB, and those discussions are ongoing. The main subject of these negotiations is the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB. Pending resolution of these discussions, Nord/LB has delayed certain requested draws on the Pre-Delivery Facility under the Senior Loan to allow us to make progress payments to Fincantieri. Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts in the aggregate amount of $29,499,771 (EUR 20,216,400) with respect to 5 of the remaining 6 vessels to be delivered have not been paid. As a result, we are not in compliance with the terms of the shipbuilding contracts and Fincantieri would have the right to cease construction activities on the remaining 6 vessels. However, Fincantieri has acknowledged the delay and has indicated to us that it does not intend to cease construction pending resolutions of these matters. In addition, Fincantieri has not taken any action under the shipbuilding contracts to demand payment. As a result of these missed payments, we may not be in compliance with the terms of our Senior Loan with Nord/LB. Nord/LB is aware that the payments have not been made, and has not taken any action under the Senior Loan related to the non-compliance. In the event we are unable to resolve the issues with Nord/LB to fund amounts under the Senior Loan sufficient to make these progress payments or are unable to raise the necessary funds from other sources, we may not be able to fund the progress payments currently due under the shipbuilding contracts for the remaining vessels. If that were to occur, we would be in default of the shipbuilding contracts and our Senior Loan documents. If Reederei Hartmann were to provide funds to the SPV pursuant to the Hartmann Guarantee to cover the payments due and we were unable to fund our remaining capital by the date of delivery of the respective vessels, Reederei Hartmann could take over the unfunded portion of our equity interest in (i) the AHTS SPVs pursuant to the Share Transfer Agreement SCMP (“Share Transfer Agreement”) and (ii) the mini-bulker SPVs pursuant to the applicable “Sale and Assignment of a Limited Share” agreement, in each case, by and between the German Subsidiary and Reederei Hartmann. There is also a financial guarantee for up to 70% of the loan balance issued by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate. For the portion of the Senior Loan not guaranteed by SACE S.P.A., the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost determined prior to each drawdown. For the portion of the Senior Loan that is guaranteed by SACE S.P.A, the applicable interest rate is EURIBOR plus 1.375% per annum. With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum. Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation. Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,459,200 (EUR 1,000,000). If interest incurred exceeds $1,459,200 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

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

At September 30, 2009, a total of $99,086,292 (EUR 67,904,531) was outstanding under the Senior Loan with an effective interest rate of 3.043%. The outstanding balance will be due in full in February 2021. During the nine months ended September 30, 2009, we incurred interest of $1,474,323 (EUR 1,078,589) related to the drawdowns on the Senior Loan.

UOS Columbia was delivered to our AHTS SPV Isle of Baltrum on October 5, 2009. In anticipation of the delivery and in order to meet the conditions of the Senior Loan, a loan was granted to our AHTS SPV Isle of Baltrum by Reederei Hartmann, which was included in liabilities as of September 30, 2009 in the amount of $7,755,648 (EUR 5,315,000). We accepted a drawdown on the Senior Loan on October 2, 2009 totaling $51,120,284 (EUR 35,047,500). The proceeds from the drawdown were used to repay the pre-delivery facility from Nord/LB and to pay the fifth and final installments to Fincantieri totaling $49,179,110 (EUR 33,716,653). The remaining proceeds were used to provide cash reserves to the respective SPV for remaining outfitting costs and future operations.

A guarantee commission of 1.375% per annum is due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $350,208,000 (EUR 240,000,000). The guarantee commission is due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made.

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

Chemical Tanker Transaction/Schulte Group Facility/Kronos
On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker. Pursuant to the MOA, IMS Holdings placed an order for the chemical tanker through the Schulte Group for the purchase price of $41,500,000 to be paid in five equal installments. The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment (“Schulte Group Facility”) and to facilitate a bank guarantee for the second installment payment of $8,300,000. The Schulte Group has formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker. The equity of Anthos will be assigned to Kronos upon repayment of the loan, retirement of the bank guarantee facilitated by the Schulte Group and payment of all fees due to the Schulte Group. Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings on behalf of Kronos. As of September 30, 2009 and December 31, 2008, $8,300,000 had been paid toward the option to purchase the chemical tanker.

IMS Holdings repaid $3,000,000 on the Schulte Group Facility through its affiliate to the Schulte Group by January 15, 2008, in compliance with the terms of the MOA. As of December 31, 2008, we had advanced $4,278,164, including accrued interest, to IMS Holdings to allow IMS Holdings to provide funds to its affiliate to make the required payments to the Schulte Group under the MOA and other expenses related to the option to purchase the chemical tanker. An addendum to the MOA was executed in July 2008 to extend the loan through November 30, 2008, extend the time period allowed for IMS Holdings to secure financing and increase the amount of possible liquidated damages. As of December 31, 2008, no agreement had been reached on a further extension of the terms of the MOA, and IMS Holdings was technically in default on their loan and required to pay liquidating damages.

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

The Amended MOA was entered into on April 25, 2009. It extended the term of the loan and bank guarantee through July 30, 2010, increased the interest rate and the possible liquidated damages, required us to pay a lump sum amount of $200,000 as a fee for providing the extension of the bank guarantee, waived any prior default and clarified certain other terms of the original MOA. The interest on the Schulte Group Facility is based on the three-month US LIBOR rate plus a margin of 4.50%. The effective interest rate as of September 30, 2009 was 5.10%. Interest is due quarterly. As part of the changes, the parties to the MOA were formally changed to be between Kronos in place of IMS Holdings and Conway in place of the Schulte Group. As a result of the amended MOA, the payable to Schulte Group and the offsetting deposits on the chemical tanker transaction were recorded on the books of Kronos. At September 30, 2009, a total of $5,300,000 was outstanding under the Schulte loan agreement at an effective interest rate of 5.10%. During the nine months ended September 30, 2009, we incurred interest of $231,904 related to the loan.

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

The table below includes the assets and liabilities recorded on our consolidated balance sheet related to the option to purchase the equity in Anthos, associated debt with Deutsche Schiffsbank and other expenses of Kronos.

	September 30,	December 31,
	2009	2008

Cash and cash equivalents	$1,240	$-
Related party receivable	-	4,278,164
Deferred loan fees	233,801	222,316
Deposits on asset acquisition	9,603,841	-
Total assets	9,838,882	4,500,480

Accounts payable and other accrued liabilities	78,534	223,547
Accrued interest payable	-	-
Due to related party	137,117	144,308
Schulte Group note payable	5,300,000	-
Total liabilities	5,515,651	367,855

Net assets	$4,323,231	$4,132,625

In the future, we may sell or assign the chemical tanker or the rights to acquire it, or may elect to cancel the transaction to obtain the equity of Anthos, whereby we would be subject to liquidated damages of $3,000,000, which would be paid from funds already paid to Conway as deposits on the potential acquisition, and we would not be required to repay the net amount owed to Conway of $5,300,000.

Deutsche Schiffsbank Facility
On November 20, 2008, Kronos entered into a $30,000,000 credit facility (“Deutsche Schiffsbank Facility”) with Deutsche Schiffsbank. The Deutsche Schiffsbank Facility also provided for a related guarantee facility of up to $16,320,000 under which Deutsche Schiffsbank would issue two separate guarantees in favor of the sellers of the chemical tanker, Nantong Mingde Heavy Industry Stock Co., Ltd. and Jiangxi Topsky Technology Co., Ltd. (“Nantong Mingde”).  The Deutsche Schiffsbank Facility is to be drawn in multiple advances with the proceeds used to fund the construction and acquisition of the chemical tanker.  Anthos is the current owner of the contract to purchase the chemical tanker.  Pursuant to the terms of the MOA, we would take ownership of Anthos upon fulfilling the terms of the MOA.  Each pre-delivery advance shall be repaid in full upon delivery of the chemical tanker to Anthos, but no later than March 31, 2012.  Additionally, each delivery advance shall be repaid in 40 quarterly installments of $500,000 each with a balloon installment in the amount of $10,000,000 payable at the time of the final $500,000 installment which can be no later than March 31, 2022.

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

We currently have an agreement to purchase the equity in Anthos, which holds the contract for the acquisition of the chemical tanker, which would be held through Kronos.

Ongoing Capital Expenditures
We had commitments to purchase the seven remaining AHTS vessels under construction as of September 30, 2009.  The cost of each vessel is denominated in EUR, and amounts in USD related to future payments are determined using the exchange rate as of September 30, 2009.  The estimated cost of each of the remaining seven AHTS vessels ranges from $54,965,146 (EUR 37,668,000) to $62,154,624 (EUR 42,595,000), for a total commitment for the remaining vessels of $417,084,595 (EUR 285,831,000).  Under the AHTS shipbuilding contracts, installments are due in five stages based upon certain milestones being met during construction.  Approximately 30% of the total construction costs require deposits, some of which are funded with equity while others will be funded from the Pre-Delivery Facility from the Senior Loan.  Amounts drawn on the Pre-Delivery Facility require either (i) that each AHTS SPV is fully funded based on the capital as called for in the applicable SPV agreements or (ii) the provision of a guarantee acceptable to Nord/LB.  As of September 30, 2009, we have incurred expenses of $633,360 (EUR 463,355) related to the guarantee.  The Hartmann Guarantee in the amount of $54,518,448 (EUR 37,361,875) was outstanding at September 30, 2009.

As mentioned above under Nord/LB Facility, as of September 30, 2009, the terms of the Hartmann Guarantee were being renegotiated with Nord/LB, and those discussions are ongoing.  The main subject of these discussions is the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  During this period, Nord/LB has suspended payments under the Pre-Delivery Facility, and as a result, certain progress payments due to Fincantieri have not been paid.  Fincantieri has acknowledged the delay and has indicated to us that it does not intend to cease construction pending resolutions of these matters.  In spite of these issues, which are currently affecting the funds available under the Pre-Delivery Facility of the Senior Loan, we were able to draw on the loan for the delivery of the third vessel on October 5, 2009 to our AHTS SPV “Isle of Baltrum”.  In addition to our obligations to Fincantieri, there are agreements between the AHTS SPVs and Hartmann Offshore for vessel construction oversight and commercial and technical management during construction, which are included in our commitments.  As of September 30, 2009 and December 31, 2008, we incurred $203,024,394 and $80,860,590, respectively, in connection with the AHTS vessel acquisition.

Additionally, each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee would provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $729,600 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited which are affiliates of SCMH.

Discussion of Short- and Long-Term Liquidity Needs
We have funded payments related to the first two of the five installments on all of our nine AHTS vessels marking the completion of the initial funding stage, which was funded primarily with equity from limited partners’ contributions.  In order to fund our remaining commitments to Fincantieri, we entered into the Senior Loan discussed above under the caption Financing Arrangements.  As mentioned above under Nord/LB Facility, as of September 30, 2009, the terms of the Hartmann Guarantee were being renegotiated with Nord/LB, and those discussions are ongoing.  The main subject of these discussions is the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  During this period, Nord/LB has suspended payments under the Pre-Delivery Facility.  Fincantieri has acknowledged the delay and has indicated to us that it does not intend to cease construction pending resolutions of these matters.

Upon resolution of this matter, we anticipate that we will resume draws on the Pre-Delivery Facility to fund portions of the third and fourth installments to Fincantieri.  Upon delivery of each AHTS vessel, we will draw on the Senior Loan in the amount of $51,141,312 (EUR 35,047,500).  The proceeds will be used to repay the Pre-Delivery Facility for the AHTS vessel, fund the fifth installment to Fincantieri and, where amounts are available, fund the outfitting of each vessel.  The schedule below reflects the anticipated amount of reserves upon delivery for the remaining seven AHTS vessels under construction based on the equity funded to the AHTS SPVs as of September 30, 2009.

		Remaining		Anticipated
		Capital		Reserves or
		Expenditure	Senior Loan	(Deficit) in SPV
SPV Name	Vessel Name	Obligation	Proceeds	at Delivery
6162 – Isle of Baltrum	UOS Columbia	$53,619,473	$51,141,312	$5,277,487 (1)
6163 – Isle of Langeoog	UOS Discovery	53,468,006	51,141,312	(2,326,694)
6168 – Isle of Amrum	UOS Endeavour	58,310,070	51,141,312	(7,168,758)
6169 – Isle of Sylt	UOS Enterprise	58,310,070	51,141,312	(7,168,758)
6171 – Isle of Wangerooge	UOS Explorer	60,226,729	51,141,312	(9,085,417)
6172 – Isle of Neuwerk	UOS Freedom	60,226,729	51,141,312	(9,085,417)
6173 – Isle of Usedom	UOS Liberty	60,226,729	51,141,312	(9,085,417)
		$404,387,806	$357,989,184

(1)	Isle of Baltrum – Anticipated Reserves in SPV at Delivery includes $7,755,648 loaned by Hartmann to comply with Nord/LB’s Senior Loan conditions.

We continue to raise funds through private placement of our limited partner units, both to new and existing investors.  The majority of proceeds from future fundraising efforts through the continued offering of limited partner units will be used to complete the funding of our equity commitments under the agreements which govern the SPV entities in which the AHTS vessels are held, which equity will fund the delivery of the AHTS vessels and fund our operations and those of each SPV.  Under the AHTS SPV formation documents (“Company Agreements”), we have committed to contribute capital to these entities totaling $153,216,000 (EUR 105,000,000) (“Capital Commitment”).  This amount reflects an increase in our share capital commitment for the Isle of Usedom SPV from $14,774,400 (EUR 10,125,000) to $41,587,200 (EUR 28,500,000) in order to comply with the terms of the Senior Loan.  Through contributions made to each SPV to fund the first two installments to Fincantieri, we had funded $60,549,504 (EUR 41,495,000) as of September 30, 2009.

Were ATL Offshore GmbH (“ATL”), which serves as the general partner of each AHTS SPV and is a member of the Hartmann Group, to call in the remaining unfunded share capital in order to meet obligations of the SPV, we would be required pursuant to the Company Agreements to fund the capital call up to our maximum share of the Capital Commitment.  If we were unable to fund the capital call from additional limited partner contributions or other means, such as additional credit facilities, our fellow limited partner, Reederei Hartmann, could fund our unfunded capital under the Company Agreements for each AHTS SPV, resulting in a transfer of interest in the applicable AHTS SPV from us to Reederei Hartmann.  Pursuant to the Senior Loan, Reederei Hartmann is prohibited from owning more than 50% of any one AHTS SPV.  Therefore, in the event we are unable to raise capital sufficient to meet such a capital call at least to the extent to establish our ownership share in each AHTS in excess of 50%, ATL would likely seek to raise capital from other sources, which could dilute our ownership, or ATL could seek to sell all or part of a vessel or vessels.  Our limited partners are not subject to additional capital calls under our Agreement of Limited Partnership.

The table below provides a schedule of unfunded capital commitments for each AHTS SPV as of September 30, 2009, and also includes the information from the table above:

			Anticipated
		Remaining	Reserves or
		Capital Contribution	(Deficit) in SPV	Anticipated Vessel
SPV Name	Vessel Name	Commitment (1)	at Delivery	Delivery Date
6160 – MS Juist	UOS Atlantis	$2,181,504	$-	February 27, 2009 (delivered)
6161 – MS Norderney	UOS Challenger	3,312,384	-	May 28, 2009 (delivered)
6162 – Isle of Baltrum	UOS Columbia	7,755,648	5,277,487 (2)	October 2009 (3)
6163 – Isle of Langeoog	UOS Discovery	9,864,192	(2,326,694)	November 2009
6168 – Isle of Amrum	UOS Endeavour	11,221,248	(7,168,758)	December 2009
6169 – Isle of Sylt	UOS Enterprise	11,476,608	(7,168,758)	April 2010
6171 – Isle of Wangerooge	UOS Explorer	11,213,952	(9,085,417)	January 2010
6172 – Isle of Neuwerk	UOS Freedom	11,162,880	(9,085,417)	March 2010
6173 – Isle of Usedom	UOS Liberty	47,949,312	(9,085,417)	April 2010
		$116,137,728

(1)	Pursuant to the AHTS SPV Agreements, the noncontrolling interest holder is committed to contribute 25% of this amount.
(2)	Isle of Baltrum – Anticipated Reserves in SPV at Delivery includes $7,755,648 loaned by Hartmann to comply with Nord/LB’s Senior Loan conditions.
(3)	This vessel was delivered in October 2009.

These additional capital contributions will be utilized by the AHTS SPVs for operations during the construction period, outfitting of each AHTS vessel upon delivery and providing working capital to the AHTS SPVs, a portion of which is necessary in order to fulfill the conditions under the Senior Loan (“Senior Loan Conditions”).  The capital in excess of the amount required for operations, outfitting and compliance with the Senior Loan Conditions will be called if it is necessary for ATL to call in the capital in order to meet obligations of the AHTS SPV.  The factors which would affect such a decision would include the excess loan proceeds available from the funding of the Senior Loan upon delivery of each AHTS vessel, if any, charter coverage, current market day rates, operational requirements such as anticipated dry dockings and unexpected repair costs as well as other factors deemed relevant by ATL regarding each vessel.

In summary, through September 30, 2009, we have contributed capital totaling $60,549,504 (EUR 41,495,000) to the AHTS SPVs primarily with contributions from the sale of limited partner units, which provided funds for the first two installments to Fincantieri and operations to date for the AHTS SPVs.  The first three AHTS vessels have been delivered, and the remaining capital obligations of the AHTS SPVs for the vessels total $350,768,333 (EUR 240,384,000).  We anticipate receiving $306,847,872 (EUR 210,285,000) in loan proceeds through the Senior Loan.  The remaining obligations of each AHTS SPV will be funded by both us and Reederei Hartmann from additional capital contributions.  In order to secure ownership of at least 50% of each AHTS SPV based on the capital commitments in the Company Agreements, which is currently a requirement under the Senior Loan Conditions, we must fund an additional amount of approximately $41,594,496 (EUR 28,505,000).  Failure to reach this funding level is likely to result in the sale or transfer of the ownership interest in one or more vessels.

In order to maintain our 75% ownership of all nine AHTS SPVs, we must fund an additional amount that is estimated to range from $49,612,800 (EUR 34,000,000) to $92,666,496 (EUR 63,505,000).  The lower range includes minimum reserves of $2,918,400 (EUR 2,000,000) for each AHTS SPV.  Funding the upper range of $92,666,496 (EUR 63,205,000) would represent full funding of our obligation under the current Company Agreements for each AHTS SPV.  The actual funding level will upon certain items such as charter rates, charter length and working capital requirements and whether the general partner of the AHTS SPVs determines to call the full amount of our capital commitment to meet obligations of the AHTS SPVs.  We do not anticipate making distributions in the future until the funding stage is completed and the vessels have been delivered to the applicable AHTS SPVs.  Additionally, the Share Transfer Agreement requires the German Subsidiary to maintain all distributions from the AHTS SPVs in an escrow account for purpose of funding capital contributions with respect to the other AHTS SPVs until all such SPVs are fully funded.

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

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. Our AHTS SPVs participate in the UOS AHTS Pool under which they pool their revenue less voyage expenses, (“Voyage Results”).  Revenue from charters is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Our pooling arrangement under the UOS AHTS Pool will not have any bearing on our revenue until such time as one of the vessels owned by FLTC Fund I is delivered and begins to participate in the UOS AHTS Pool, which is expected in May 2010.  After such time, our revenue will be recorded taking into account potential pool adjustments for the period.  The period in which management estimates revenues have been earned and the extent to which those revenues are deemed collectible, and estimates of any adjustments to revenues, could have a material effect on the net recognized revenue in any given period.

Valuation of Derivative Financial Instruments
We account for derivatives and derivatives classified as hedges in accordance with FASB ASC 815, Derivatives and Hedges.  All our derivative and hedge positions are stated at fair value within either current derivative assets, derivative assets, current derivative liabilities or long-term derivative liabilities on our consolidated balance sheet.  Realized and unrealized gains and losses related to our foreign currency exchange contracts not classified as hedges are reported in our consolidated statements of operations in foreign currency transaction gain (loss), while those related to foreign currency exchange contracts designated for hedge accounting are included in foreign currency transaction gain (loss) on the consolidated statement of operations with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income on the consolidated balance sheet.  The gain or loss related to our interest rate swap contracts, none of which are classified as hedges, is reported in loss on interest rate swaps.

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

Fixed Assets
Vessels are stated at cost less accumulated depreciation.  Vessel costs include acquisition costs directly attributable to the vessel and the portion of capitalized interest allocable to the vessel, and expenditures made to prepare the vessel for its initial voyage.  On board equipment represents all the equipment required to operate a vessel.  Vessels and on board equipment are depreciated on a straight-line basis over their estimated useful lives which have been determined to be 20 years and 10 years, respectively, from the initial delivery date from the shipyard.

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

New Accounting Pronouncements

Subsequent Events
(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

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

Item 4.	Controls and Procedures

As of September 30, 2009, our general partner’s chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Securities Exchange Act”)), and concluded that, as of such date, our disclosure controls and procedures were adequate and effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers of our general partner, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended September 30, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

PART II.  Other Information

Item 1.	Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  No director, executive officers or affiliate of ours or owner of record or beneficially of more than five percent of any class of our limited partner units is a party adverse to us or has a material interest adverse to us in any proceeding.  In the opinion of management, as of September 30, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

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

Nord/LB has requested a change in the form of collateral from Reederei Hartmann under the Hartmann Guarantee and has delayed funding certain progress payments to Fincantieri on our remaining AHTS vessels.
As of September 30, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB, and those discussions are ongoing.  The main subject of these negotiations is the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Pending resolution of these discussions, Nord/LB has delayed certain requested draws on the Pre-Delivery Facility under the Senior Loan to allow us to make progress payments to Fincantieri.  Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts in the aggregate amount of $29,499,771 (EUR 20,216,400) with respect to 5 of the remaining 6 vessels to be delivered have not been paid.  As a result, we are not in compliance with the terms of the shipbuilding contracts and Fincantieri would have the right to cease construction activities on the remaining 6 vessels.  However, Fincantieri has acknowledged the delay and has indicated to us that it does not intend to cease construction pending resolutions of these matters.  In addition, Fincantieri has not taken any action under the shipbuilding contracts to demand payment.  As a result of these missed payments, we may not be in compliance with the terms of our Senior Loan with Nord LB.  Nord/LB is aware that the payments have not been made, and has not taken any action under the Senior Loan related to the non-compliance.

In the event we are unable to resolve the issues with Nord LB to fund amounts under the Senior Loan sufficient to make these progress payments or are unable to raise the necessary funds from other sources, we may not be able to fund the progress payments currently due under the shipbuilding contracts for the remaining vessels.  If that were to occur, we would be in default of the shipbuilding contracts and our Senior Loan documents.  In the event we were to default on the Senior Loan agreement, Nord/LB could foreclose on our vessels or avail itself of the other rights and remedies contained in the Senior Loan documents.  If we were to default on the shipbuilding contracts, Fincantieri could cease construction on the vessels, and could seek payment for completed work, plus a 10 percent profit on the remaining work to complete the vessel.  If Reederei Hartmann were to provide funds to the SPV pursuant to the Hartmann Guarantee to cover the payments due and we were unable to fund our remaining capital by the date of delivery of the respective vessels, Reederei Hartmann could take over the unfunded portion of our equity interest in (i) the AHTS SPVs pursuant to the Share Transfer Agreement and (ii) the mini-bulker SPVs pursuant to the applicable “Sale and Assignment of a Limited Share” agreement, in each case, by and between the German Subsidiary and Reederei Hartmann.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we issued and sold approximately 8,621 Class A limited partnership units to our partners at a purchase price of $100.00 per unit.

Exemption from registration for Sales of Restricted Securities
None of these sales were registered with the SEC.  Each of these sales were deemed to be exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereof, as transactions by an issuer not involving a public offering.  No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities.  The purchasers of the securities in each transaction were accredited investors as defined in Regulation D, and such purchasers made representations to us regarding their status as accredited investors and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  Registration of sales to accredited investors is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation.  All purchasers were provided a private placement memorandum containing all material information concerning the partnership and the offering.  All purchases were made with cash and the total amount of cash consideration for those securities was approximately $862,100.

Use of Proceeds of Registered Securities
The proceeds from the sale of limited partnership units have been used to provide equity in our AHTS vessel entities and provide for our operating activities.

Item 6.	Exhibits
Exhibit Number	Title of Document

10.1*
Share Transfer Agreement SCMP, dated as of February 2009, by and between Reederei Hartmann GmbH & Co., KG and Suresh Capital Maritime Partners Germany GmbH, as amended by Addendum No. 1, dated May 20, 2009, Addendum No. 2, dated June 18, 2009, Addendum No. 3, dated August 14, 2009, Addendum No. 4, dated August 31, 2009, Addendum No. 5, dated September 29, 2009, Addendum No. 6, dated September 30, 2009, and Addendum No. 7, dated November 2, 2009.

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
Jason M. Morton
Director and Chief Financial Officer
(Duly authorized to sign this report on behalf of the Registrant)
Date: November 19, 2009

 Exhibits

Exhibit Number	Title of Document

10.1*
Share Transfer Agreement SCMP, dated as of February 2009, by and between Reederei Hartmann GmbH & Co., KG and Suresh Capital Maritime Partners Germany GmbH, as amended by Addendum No. 1, dated May 20, 2009, Addendum No. 2, dated June 18, 2009, Addendum No. 3, dated August 14, 2009, Addendum No. 4, dated August 31, 2009, Addendum No. 5, dated September 29, 2009, Addendum No. 6, dated September 30, 2009, and Addendum No. 7, dated November 2, 2009.

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