Form 10-K
period 2009-12-31
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2010-03-31
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 000-53656

III to I Maritime Partners Cayman I, L.P.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0516465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5580 Peterson Lane Suite 155 Dallas, Texas	75240
(Address of principal executive offices)	(Zip Code)

(972) 392-5400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class To be so registered	Name of each exchange on which each class is to be registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Class A Limited Partner Units
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No market currently exists for the limited and general partnership interests of the registrant.

Documents incorporated by reference: None.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

INDEX

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Form 10-K including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “foresee,” “look(ing) for,” “look to,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements appear in a number of places and include statements with respect to, among other things:

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

These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions.  Accordingly, our actual results or performance may differ significantly, positively or negatively, from forward-looking statements.  Unanticipated events and circumstances are likely to occur.  Important factors that could cause our actual results of operations or financial condition to differ include, but are not limited to:

•	inability to raise sufficient debt or equity capital to secure delivery of the remaining vessels for which we are obligated or intend to purchase and to provide capital for operations;
•	fluctuations in charter rates;
•	insufficient cash from operations;
•	a decline in the demand for petroleum products or other products shipped, supplied or otherwise supported by our vessels;
•	intense competition in the anchor handling tug supply ship, multipurpose bulk carrier or chemical tanker industries;
•	the occurrence of marine accidents or other hazards;
•	fluctuations in currency exchange rates and/or interest rates;
•	delays or cost overruns in the construction of new vessels;
•	changes in international trade agreements;
•	adverse developments in the marine transportation business; and
•
other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings, including those set forth in this Form 10-K under Item 1A. Risk Factors.

All forward-looking statements included in this Form 10-K and all subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by these cautionary statements.  The forward-looking statements speak only as of the date made and, other than as required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1.  Business

In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, this Annual Report on Form 10-K (this “Form 10-K”) has been written in the first person.  In this document, the words “we,” “our,” “ours” and “us” refer only to III to I Maritime Partners Cayman I, L.P. and its consolidated subsidiaries or to III to I Maritime Partners Cayman I, L.P. or an individual subsidiary and not to any other person.

Our functional currency is the U.S. dollar (“USD”).  However, the functional currency of many of our subsidiaries is the Euro (“EUR”).  All amounts are stated in USD, and where the amount relates to a subsidiary whose functional currency is the Euro, the amount has been restated in EUR following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of December 31, 2009.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Company Overview

We own and operate maritime vessels.  Our primary focus is on anchor-handling tug supply (“AHTS”) vessels, but we also purchased a non-controlling interest in two multipurpose bulk carrier vessels (“mini-bulkers”) and have entered into an agreement to purchase a chemical tanker.  We are also authorized to engage in other activities if III to I International Maritime Solutions Cayman Inc., a Cayman Islands corporation (“General Partner”), believes such activities will benefit our core business of shipping operations.

We were formed on October 18, 2006 and, to date, have had limited operating revenues and operating history.  Previously, we had devoted substantially all our efforts to financial planning, raising capital, debt financing, management oversight of ship construction and preparation for the operation and chartering of the ships being constructed.  As of December 31, 2009, delivery of three of our AHTS vessels had occurred from the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”) in Italy, and we had contracts to purchase six additional new AHTS vessels currently under construction by Fincantieri.  Delivery of our first three AHTS vessels, UOS Atlantis, UOS Challenger and UOS Columbia, occurred on February 27, 2009, May 28, 2009 and October 5, 2009, respectively, with the AHTS vessels immediately placed in service.  With these vessels delivered and operating under charters, our operations have begun to shift focus from development stage to vessel operations, therefore we are no longer a development stage company as defined by the topic Development Stage Entities of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), FASB ASC 915.  Since December 31, 2009, we have taken delivery of three additional AHTS vessels, for which we are currently seeking charters.  Because of our limited operating history, we have retained experienced management companies to manage the operations of our vessels.

Principal Offices
Our principal corporate offices are located at 5580 Peterson Lane, Suite 155, Dallas, Texas 75240.  Our telephone number is 972-392-5400.

SEC Reporting
We file annual, quarterly and current reports and other materials with the SEC.  You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains a website at www.sec.gov that contains reports and other information regarding issuers that file electronically with the SEC.

We also provide electronic access to our periodic and current reports on our website, www.3to1IMS.com.  These reports are available on our website as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.  The information contained on our website or any other website is not incorporated by reference into this Form 10-K and does not constitute a part of this report.  A copy of this Form 10-K will be provided without charge upon written request to Investor Relations at the above address.

We first exceeded 500 Class A limited partners on July 30, 2008, and because we had more than 500 Class A limited partners as of December 31, 2008, we were required to register our Class A Units with the SEC pursuant to the provisions of Section 12(g) of the Securities Exchange Act of 1934 (the “Exchange Act”).  The sale by our Class A limited partners of our Class A Units is restricted pursuant to the terms of our Partnership Agreement, and there is currently no public market for such Class A Units nor is it anticipated that such a market will develop.  We are authorized to issue Class A, Class B, Class C and Class D limited partner units as well as general partner units.  To date we have issued Class A, Class B and Class D limited partner units and general partner units.

Formation History
We were formed in October 2006 as an exempted limited partnership under the laws of the Cayman Islands, with III to I International Maritime Solutions Cayman, Inc., a company limited by shares formed under the laws of the Cayman Islands, serving as our general partner.  Under the law of the Cayman Islands, the reference to “limited by shares” means that the liability of shareholders in our general partner is limited to the amount, if any, unpaid on their shares.  This unpaid amount can be called upon at any time, but the member cannot be obliged to contribute any more than that amount.  Our general partner has just one shareholder, who has met its liability amount in full.

Initially, we owned approximately 96% of the units of I-A Suresh Capital Maritime Partners Limited, a limited liability company formed under the laws of Cyprus (our “Cyprus Subsidiary”).  On April 28, 2009, we underwent a reorganization in order to simplify our ownership structure, streamline the calculation of allocations and distributions by incorporating economic rights in our Partnership Agreement that formerly resided in the organizational documents of our Cyprus Subsidiary and to simplify the financial statements by eliminating the non-controlling interest component related to the Cyprus Subsidiary.  Pursuant to the reorganization, one of the non-controlling unitholders in our Cyprus Subsidiary contributed its units in the Cyprus Subsidiary for our newly created Class D units.  Our general partner, the other non-controlling unitholder, contributed its units in the Cyprus Subsidiary in exchange for the contribution by the other unitholder and the adoption of the Second Amended and Restated Agreement of Limited Partnership.  Pursuant to our current Partnership Agreement and the equity contribution agreement, the parties agreed to treat the contribution and issuance of the Class D units as effective on April 1, 2009.  As a result of the reorganization, we now own 100% of our Cyprus Subsidiary.  Please note that, in an effort to utilize terminology consistent with that used for domestic limited liability companies, we have used the terms “units” and “unitholders” above for purposes of describing the equity interests and equity holders, respectively, in connection with our Cyprus Subsidiary.  However, unlike a domestic limited liability company, for purposes of describing the equity interests and holders thereof in a Cyprus limited liability company, the respective use of the terms “shares” and “shareholders” is consistent with Cyprus law, and we have used the terms “shares” and “shareholders” in all relevant documentation when necessary to describe the respective equity interests and holders thereof of our Cyprus Subsidiary.

In accordance with FASB ASC 810, Consolidation - Non-controlling Interest in a Subsidiary, we have treated the acquisition of the non-controlling interest in our Cyprus Subsidiary as an equity transaction, and have recorded a decrease in the equity of the Class D unitholders and of the general partner equal to the negative carrying value of the non-controlling interest attributable to the acquired interests effective April 1, 2009.  The table below reflects the carrying value of our General Partner, Class D and non-controlling interests as of December 31, 2009 and March 31, 2009.  The excess of the fair value of the Class D units over the negative carrying value has also been allocated solely to the Class D limited partners, resulting in no affect on the financial statements of such excess.

		Class D
	General	Limited	Non-controlling
	Partner	Partners	Interest

Balance at March 31, 2009	$864,290	$—	$17,350,044
Transfer of non-controlling interest in Cyprus Subsidiary	(48,314)	(48,314)	96,628
Contributions, net of syndication costs	(31,274)	(3,846)	8,166,398
Distributions	—	—	(71,025)
Net loss	(270,564)	(53,093)	(2,528,153)
Forward currency exchange contract	—	—	1,274,808
Foreign currency translation adjustment	—	—	1,265,750
Balance at December 31, 2009	$514,138	$(105,253)	$25,554,450

Suresh Capital Maritime Partners Germany GmbH (our “German Subsidiary”), a German limited liability company and a wholly-owned subsidiary of our Cyprus Subsidiary, was formed for the purpose of acquiring, managing and operating our vessels.  Through our German Subsidiary we own a 75% limited partner interest in nine special purpose entities (each an “SPV”) with the remaining interest owned by Reederei Hartmann GmbH & Co. KG (“Reederei Hartmann”), a Hartmann Group company, and affiliates of Reederei Hartmann.  The Hartmann Group is a group of affiliated entities involved in the international shipping industry that are owned or controlled by Hartmann AG, a German corporation headquartered in Leer, Germany.  Each of these nine SPVs is run by the general partner, ATL Offshore GmbH (“ATL”), also a member of the Hartmann Group.  While ATL serves as the general partner of each of these nine SPVs, it does not own any portion of such SPVs and thus does not participate in the results or assets of such SPVs.

We also acquired a 49% non-controlling interest in two SPVs, each of which owns and operates a mini-bulker, with the remaining 51% ownership held by affiliates of each of Reederei Hesse GmbH & Co. KG (“Reederei Hesse”), whom we have retained to manage the operations of our mini-bulkers, and the Hartmann Group.  Each SPV is a German limited partnership, Kommanditgesellschaft, which owns or will own one AHTS vessel or one mini-bulker, as applicable.

Additionally, Kronos Shipping I, Ltd (“Kronos”), our wholly-owned subsidiary, was formed during 2008 to acquire, manage and operate the chemical tanker that we currently have an option to purchase.  In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general, we are currently re-evaluating our intentions with respect to the chemical tanker, and believe it is unlikely that we will complete the acquisition of the tanker unless the shipyard constructing the vessel agrees to significant concessions, to include timing of construction installments and an adjustment to the overall contract price.

We previously owned three additional SPVs that each held a contract to purchase an additional AHTS vessel.  However, these SPVs were sold to our affiliate, FLTC Fund I, in December 2007 for their approximate carrying value.  Additional information is included in this Form 10-K under Item 13. Certain Relationships and Related Transactions, and Director Independence under the caption entitled Sale of Certain AHTS SPVs.

For a chart showing the ownership structure of our subsidiaries as of March 31, 2010, see below.

Structure Chart*

Class A Limited Partners
Class B Limited Partners
Class C Limited Partners
Class D Limited Partners
Class A Units
Class B Units
Class C Units
Class D Units
III to I International Maritime Solutions Cayman, Inc.
(Cayman exempted company with limited liability)
(the general partner)
General Partner Units
III to I Maritime Partners Cayman I, L.P.
(Cayman limited partnership)
(the partnership)
100% Ownership
100% Ownership
I-A Suresh Capital Maritime Partners Limited
(Cyprus company limited by shares)
(the Cyprus Subsidiary)
Kronos Shipping I, Ltd.
(Cayman exempted company with limited liability)
(Kronos)
Reederei Hartmann GmbH & Co. KG (24.8%)
UOS United Offshore Support GmbH & Co. KG (<1%)
Hartmann Offshore GmbH (<1%)
100% Ownership
SCMP Germany GmbH
(German corporation)
(the German Subsidiary)
Majority Owners*
ATL Offshore GmbH
25% Ownership
75% Ownership
49% Ownership
51% Ownership
General Partner
9 Special Purpose Vehicles (SPVs)*
One Anchor-Handling Tug Supply Ship Per SPV
(German GmbH & Co. KGs)
2 Special Purpose Vehicles (SPVs)
One Multipurpose Bulk Carrier Vessel Per SPV
(German GmbH & Co. KGs)

*	See charts on the following page for additional detail regarding the ship management arrangements for the AHTS vessels and the mini-bulkers, as well as the ownership of the mini-bulker SPVs.

Ownership of Multipurpose Bulk Carrier SPVs

Majority Owners
Klaus Hesse (<1%)
Reederei Hesse GmbH & Co. KG (42%)
Niels Hartmann (9%)
SCMP Germany GmbH
(German corporation)
(the German Subsidiary)
Majority Owners
Jan Hatecke (8%)
Reederei Hartmann GmbH & Co. KG (32%)
Hartmann Logistik GmbH (<1%)
Reederei Hesse GmbH & Co. KG (<1%)
Niels Hartmann (10%)
51% Ownership
49% Ownership
49% Ownership
51% Ownership
ATL Reederei GmbH & Co. MS "LARENSEDIEP" KG
Hesse Schiffahrts GmbH
General Partner
ATL Reederei GbmH & Co. MS "LARENSEDIEP" KG
One Multipurpose Bulk Carrier Vessel
Hesse Schiffahrts GmbH & Co. MS "MARKASIT" KG
One Multipurpose Bulk Carrier Vessel
General Partner

Ship Management

Hartmann Offshore GmbH
United Offshore Support GmbH & Co. KG
(subcontracted from Hartmann Offshore GmbH)
Maritime Transport + Logistik GmbH & Co. KG
(subcontracted from Reederei Hesse GmbH & Co. KG)
Reederei Hesse GmbH & Co. KG
Construction Supervision; Technical Management
Commercial Management
Commercial Management
Technical Management
9 Special Purpose Vehicles (SPVs)
One Anchor-Handling Tug Supply Ship Per SPV
(German GmbH & Co. KGs)
2 Special Purpose Vehicles (SPVs)
One Multipurpose Bulk Carrier Vessel Per SPV
(German GmbH & Co. KGs)

We have subcontracted the commercial management of our vessels by entering into ship management agreements with Hartmann Offshore GmbH (“Hartmann Offshore”), another Hartmann Group company, with respect to all nine of the AHTS vessels while Reederei Hesse was retained to provide management services for our mini-bulkers.  The commercial management of each AHTS vessel was subcontracted by Hartmann Offshore to United Offshore Support GmbH & Co. KG, an affiliate of Hartmann Offshore and a member of the Hartmann Group (“UOS”), while the commercial management of the mini-bulkers was subcontracted by Reederei Hesse to Maritime Transport + Logistik GmbH & Co. KG, a Hartmann Group company (“MTL”).  Additionally, if we decide to purchase the chemical tanker, we intend to retain Bernhard Schulte Shipmanagement (the “Schulte Group”), a maritime services company, to manage the operations of the chemical tanker.  The chemical tanker is part of a pool of tankers managed by Bernhard Schulte (Hellas) SPLLC, the tanker division of the Schulte Group (“Hanseatic Tankers Pool”).  The Hanseatic Tankers Pool is a group of over 20 product and chemical tankers operated in a pool to build name recognition.  Under the ship management agreements, the applicable management companies are responsible for coordinating all commercial and technical management of the vessels including crewing, maintenance, repair and dry docking.  We and the other owners of each applicable vessel are responsible for the costs associated with the ship management agreements and have certain approval rights for major decisions.  Under these agreements, each applicable management company will be paid based on a percentage of net daily earnings.

Our vessels may be employed under a variety of contracts, including both spot market and time charters of varying durations, voyage charters and affreightment contracts.  We remain responsible for paying the vessel’s operating expenses which include the cost of crewing, insuring, repairing and maintaining the vessel and payment of broker’s commissions.  When a charter expires, the commercial manager will assess market conditions in the industry and determine whether to seek to re-employ the vessel under a time or spot market charter, voyage charter or affreightment contract.

Our Ships

Our fleet currently consists of six AHTS vessels and two mini-bulkers.  We have contracts to acquire three additional AHTS vessels currently under construction and have an option to acquire a chemical tanker.  A brief description of each type of vessel, including details of our planned fleet is provided below.

Anchor Handling Tug Supply Ships
An AHTS vessel is an offshore supply and support vessel specially designed to provide anchor handling services and tow offshore platforms, barges and production modules or vessels.  The AHTS vessel is also used in general supply service for all kinds of platforms, transporting both wet and dry cargo in addition to deck cargo.

We acquired our first three AHTS vessels in February 2009, May 2009, and October 2009, and acquired an additional AHTS vessel in February 2010 and two in March 2010, from Fincantieri Shipyards (“Fincantieri”) in Italy.  We have contracts to purchase three additional new AHTS vessels currently under construction by Fincantieri with delivery of the remaining three AHTS vessels scheduled for April 2010, although we expect delays of one to three months.  Each of these contracts sets forth the terms of our purchase of a newly constructed AHTS vessel, and the prices for such vessels range from $53,259,995 (EUR 37,159,000) to $61,051,414 (EUR 42,595,000) for a total commitment for all nine AHTS vessels of $516,488,222 (EUR 360,349,000), with such prices to be paid in multiple installments upon the completion of various construction milestones.  Each agreement specifies a delivery date for the vessel being constructed, and contains a liquidated damages provision typically imposing daily fees ranging from $7,167 (EUR 5,000) to $21,500 (EUR 15,000) resulting from delivery delays beyond the fifteen day grace period from the date specified in the contracts, including any amendments thereto.  Each such shipbuilding contract also sets forth the agreed-upon characteristics for the applicable ship, including cargo capacity, speed, fuel consumption and propulsion machinery, and each agreement contains liquidated damages provisions which specify the agreed damages to be paid by the builder in the event the completed vessel fails to satisfy any of such characteristics as prescribed by the shipbuilding contract.  Our AHTS vessels will support offshore deep sea oil and gas drilling in any of the following locations: the North Sea, Gulf of Mexico, Mediterranean Sea, Indian Ocean, Brazil, Africa, Southeast Asia and Australia.

Additionally, each AHTS vessel SPV (“AHTS SPV”) has entered into a contract with Hartmann Offshore, whereby Hartmann Offshore supervises and manages the technical aspects and the construction of the vessel to be acquired by the applicable AHTS SPV.  For each AHTS SPV, two contracts are in place during the construction of the AHTS vessel, one of which covers the technical and commercial management of the vessel (the “Technical Management Contracts”) and the other which covers the supervision of the construction of the vessel, the assessment of the builder’s adherence to the specifications and the assessment of any modifications pertaining to the vessel (the “Construction Supervision Contracts”).  Under the Technical Management Contracts, Hartmann Offshore receives fees of $716,650 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  Hartmann Offshore subcontracted the commercial management duties under the Technical Management Contracts to UOS.  Under the Construction Supervision Contracts, Hartmann Offshore receives fees of $358,325 (EUR 250,000) payable in two equal installments, each due at installation of the main engines and delivery of the completed vessel.  Additionally, Hartmann Offshore shall be reimbursed for travel costs and other reasonable out of pocket expenses.

Our AHTS vessels are built to deploy and recover mooring systems for deepwater drilling rigs.  These are highly specialized vessels designed to have 16,320 BHP (brake horsepower), 450 ton main winch capacity and 190 ton BP (bollard pull).  With dynamic positioning capabilities and high cargo capacities, these powerful vessels double as rig and platform supply vessels that are capable of supporting various deepwater operations.  State of the art electronics allow these vessels to monitor and maintain equipment throughout all modes of service.

Each AHTS SPV has entered into a management agreement with Hartmann Offshore or its nominee whose performance is guaranteed by Hartmann Offshore.  Such management agreements commence upon delivery of the applicable ship and terminate when the ship is sold.  Under these management agreements, the ship manager provides a full range of management services, including but not limited to the following:

•	Crew management services, whereby the ship manager shall provide suitable qualified crew for the applicable vessel in accordance with international standards;
•	Technical management services relating to the operation and maintenance of the applicable vessel;
•	Commercial management services with respect to the chartering of the applicable vessel (Hartmann Offshore subcontracted these services to UOS);
•	Arrangement of insurance policies with respect to the vessel, if so instructed by the owners of the ship;
•
Supervision of the sale and purchase of the applicable vessel, including the supervision of the performance of any sale or purchase agreement, the identification of potential purchasers and the negotiation of the purchase agreement;

•	Supply of necessary provisions for the vessel; and
•	Arranging for the provision of bunker fuel as required for the vessel’s trade.

Pursuant to each such ship management agreement, Hartmann Offshore is paid a fee to manage the day to day operations of the vessels, which shall be 4% of the net daily earnings of the applicable vessel, subject to a maximum and minimum of $2,400 and $750, respectively, per day.  The Hartmann Group currently operates and/or manages more than 170 vessels, including containerships, bulkers, tankers, liquefied petroleum gas (“LPG”) carriers and multipurpose ships.

Our AHTS vessels will operate under time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or long-term charters, which typically range from one to three years, including renewal options.  Under these arrangements, our AHTS SPVs will typically be responsible for vessel operating expenses such as crew wages, class costs, insurance on the vessel and routine maintenance, as well as management fees as described below.  A vessel’s net daily earnings will consist of the revenue earned under that vessel’s charters less that vessel’s operating expenses, which would not include interest expense on acquisition debt.  A brief description of the current AHTS vessels and their net daily earning during 2009, is set forth below.  For a more detailed explanation of their net daily earnings to date, including a description of various revenues received other than day rates and expenses, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption entitled AHTS Vessel Net Daily Earnings in the Overview section.

•
UOS Atlantis – Our first AHTS vessel, UOS Atlantis, was placed in service upon delivery on February 27, 2009, and began operating under its current charter on March 15, 2009.  Our net daily earnings for UOS Atlantis averaged $9,345 for the year ended December 31, 2009.

•
UOS Challenger – Our second AHTS vessel, UOS Challenger, was placed in service upon delivery on May 28, 2009, and began operating under its current charter on June 24, 2009.  Our net daily earnings (deficit) for UOS Challenger averaged ($2,543) for the year ended December 31, 2009.

•
UOS Columbia – Our third AHTS vessel, UOS Columbia, was placed in service upon delivery on October 5, 2009 in the North Sea spot market.  Our net daily earnings (deficit) for UOS Columbia averaged ($18,515), based on the date the AHTS vessel was placed in service through December 31, 2009.

•	UOS Discovery – Our fourth AHTS vessel, UOS Discovery, was delivered on February 16, 2010, and is currently not under charter.

•	UOS Endeavour – Our fifth AHTS vessel, UOS Endeavour, was delivered on March 11, 2010, and is currently not under charter.

•	UOS Explorer – Our sixth AHTS vessel, UOS Explorer, was delivered on March 15, 2010, and is currently not under charter.

Our commercial manager, UOS, is currently pursuing opportunities for our vessels.  The remaining three AHTS vessels are currently scheduled for delivery during April 2010, although delays in delivery of one or two months are expected. If the current environment were to continue or worsen, and we were unable to achieve adequate utilization of our vessels, the delivery of the additional vessels and the associated operating costs and debt service will negatively impact our financial results.

In March 2009, we entered into an agreement with UOS (“AHTS Pool Agreement”) to participate in a revenue pool comprised of our nine AHTS SPVs and three AHTS SPVs owned by our affiliate, FLTC Fund I (the “Pool Members,” together the “UOS AHTS Pool”).  The agreement names UOS as the “Pool Manager,” with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement.  Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its returns from employment of the vessel less voyage expenses (“Voyage Results”) with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business.  The AHTS Pool Agreement will have no effect on our consolidated revenues until such time as one of the FLTC Fund I vessels is placed in service, which is expected to be May 2010.

Multipurpose Bulk Carrier Vessels
A bulk carrier, bulk freighter or bulker is a merchant ship specially designed to transport bulk cargo such as grains, fertilizer, quick lime, soda ash, forest and paper products and cement in its cargo holds.  A mini-bulker is a single hold bulk carrier with maximum cargo capacity of 10,000 metric tons or less.

We acquired a non-controlling interest in two new mini-bulkers which were acquired from Nanjing Huatai Co. Limited in China in August and December 2007, respectively.  Each of our mini-bulkers is managed by Reederei Hesse as technical manager and MTL as commercial manager, and is held in a separate SPV, of which we indirectly own 49% with the remaining 51% owned by affiliates of the Hartmann Group and Reederei Hesse.  Pursuant to each ship management agreement, the managers receive 4% of the net daily earnings of the applicable vessel.  Our mini-bulkers currently operate in liner services between the Baltic area and Northern Spain, Portugal, the Mediterranean Sea, Greece, Turkey and Israel.

Chemical/Product Tanker Ships
A chemical tanker is a type of tanker designed to transport bulk cargos like chemicals, clean petroleum products and vegoils.  The Schulte Group paid deposits of $8,300,000 to Nantong Mingde Heavy Industry Stock Co., Ltd. and Jiangxi Topsky Technology Co., Ltd., the sellers of a chemical tanker currently under construction.  In connection with our potential acquisition of such chemical tanker, we paid $3,000,000 to the Schulte Group and agreed to repay $5,300,000 to Conway Shipping, Ltd. (“Conway”), an affiliate of the Schulte Group owned by certain members of the Schulte family, to whom the Schulte Group’s rights in the chemical tanker were subsequently transferred.  The $5,300,000 that we have agreed to repay Conway represents a portion of the first construction installment due to the sellers of the chemical tanker that was previously advanced by the Schulte Group in connection with the acquisition of the chemical tanker.

If acquired, the operations of the chemical tanker would be managed by the Schulte Group.  The Schulte Group provides shore and ship-based maritime and engineering expertise and manages a large fleet of ships.  If acquired, the chemical tanker would be held in a separate SPV owned by Kronos.  We may, in the future, sell or assign the chemical tanker or the rights to acquire it, or we may elect to abandon the purchase of the chemical tanker thereby incurring certain liquidated damages.  Under our current agreement with Conway, the liquidated damages would total $3,000,000 payable to Conway and would be settled from funds we have already paid as deposits on the potential tanker acquisition, and we would not be required to repay the $5,300,000 owed to Conway.

At the present time, we are re-evaluating our intentions with respect to the chemical tanker, and believe it is unlikely that we will complete the acquisition of the tanker unless the shipyard constructing the vessel agrees to significant concessions, to include timing of construction installments, and an adjustment to the overall contract price.  We have therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907.  If we do formally forfeit our option to acquire the tanker, we expect to recognize gain on the extinguishment of debt of $5,300,000 in a future period, as under the terms described above, we would not be required to repay the $5,300,000 to Conway.  The net result of this would be a loss of approximately $4,574,907, which in the end represents liquidating damages of $3,000,000 plus our capitalized costs approximating $1,574,907.

Additional information related to the Schulte Group, Conway and Kronos is included in this Form 10-K in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption entitled Financing Arrangements in the Liquidity and Capital Resources.

The decision to sell, assign or acquire the vessel will include an evaluation of, but not limited to, the following:

•	World economy;
•	Demand and supply of cargoes and trades;
•	Demand for product and chemical tankers;
•	Supply of product and chemical tankers;
•	Freight rates for product and chemical tankers with less than 30,000 deadweight tonnage; and
•	Secondhand price projections.

The expected/actual construction commencement date and expected/actual completion date, as applicable, for each of the vessels are as follows:

Type of Vessel	Hull No.	Vessel Name	Construction Commencement Date	Expected Delivery Date

2 Multipurpose Bulk	MPP 1	MS Laakdiep	Delivered	Delivered
Carriers	MPP 2	MS Larensediep	Delivered	Delivered

9 Anchor Handling Tug	6160	UOS Atlantis	Delivered	Delivered
Supply Vessels	6161	UOS Challenger	Delivered	Delivered
	6162	UOS Columbia	Delivered	Delivered
	6163	UOS Discovery	Delivered	Delivered
	6168	UOS Endeavor	Delivered	Delivered
	6169	UOS Enterprise	Oct-08	Apr-10
	6171	UOS Explorer	Delivered	Delivered
	6172	UOS Freedom	Mar-08	Apr-10
	6173	UOS Liberty	Nov-08	Apr-10

1 Chemical Tanker	MD2007-11-12	Anthos	Jun-10	Oct-11

The expected construction commencement and delivery dates set forth above are based on current information from the shipbuilders.  These dates are estimates and may change prior to vessel completion.

Transactions with Affiliates and Related Parties

The table below sets forth the material agreements under which our affiliates and other related parties provide services to us and/or receive fees or other payments.  The agreements in the table are categorized as either “Vessel Construction Phase Contracts,” “Vessel Operating Phase Contracts” or “Non-Vessel Specific Contracts.”  Vessel Construction Phase Contracts relate to matters during the period when the applicable vessel is under construction, while Vessel Operating Phase Contracts are agreements relating to matters after the applicable vessel has been delivered.  Non-Vessel Specific Contracts are more general in nature and do not specifically relate to any vessel or related stage of construction or operation.

Agreement	Counterparty Receiving Fees/Payments	Relationship of Counterparty	Aggregate Payments

Vessel Construction Phase Contracts

Contract for Financial Services (9 total)	Suresh Capital Consulting & Finance Ltd.; Maritime Funding Group LLC; Churada Investments	Under common control with Suresh Capital Partners, LLC, one of our limited partners	$716,650 (EUR 500,000) per AHTS vessel; $6,449,850 (EUR 4,500,000) total(1)

Contract for Construction Supervision (9 total)	Hartmann Offshore GmbH	Non-controlling interest holder in our AHTS SPVs	$358,325 (EUR 250,000) per AHTS vessel; $3,224,925 (EUR 2,250,000) total(2)

Contract for Technical and Commercial Management (9 total)	Hartmann Offshore GmbH; commercial management subcontracted to United Offshore Support GmbH & Co. KG	Non-controlling interest holders in our AHTS SPVs	$716,650 (EUR 500,000) per AHTS vessel; $6,449,850 (EUR 4,500,000) total(3)

Vessel Operating Phase Contracts

Standard Ship Management Agreement (9 total)	Hartmann Offshore GmbH; commercial management subcontracted to United Offshore Support GmbH & Co. KG	Non-controlling interest holders in our AHTS SPVs	See details below(4)

Contract Carrier Agreement (2 total)	Reederei Hesse GmbH & Co.; commercial management subcontracted to MTL Maritime Transport + Logistik GmbH & Co. KG	Under common control with the majority interest holders in the SPVs which own the mini-bulkers	See details below(5)

Pool Agreement AHTS-Moss 424	ATL Offshore GmbH & Co. “Isle of Fehmarn” KG; ATL Offshore GmbH & Co. “Isle of Memmert” KG; ATL Offshore GmbH & Co. “Isle of Mellum” KG	Subsidiaries of our affiliate, FLTC Fund I	See details below(6)

Mutual Indemnity Agreement	ATL Offshore GmbH & Co. “Isle of Fehmarn” KG; ATL Offshore GmbH & Co. “Isle of Memmert” KG; ATL Offshore GmbH & Co. “Isle of Mellum” KG	Subsidiaries of our affiliate, FLTC Fund I	See details below(7)

Non-Vessel Specific Contracts

Second Amended and Restated Agreement of Limited Partnership	III to I International Maritime Solutions Cayman, Inc.; Suresh Capital Partners, LLC; The Maritime Funding Group, Inc. Irrevocable trust	Our general partner; Our Class D limited partners	See details below(8)

Second Amended and Restated Agreement to Perform Administrative and Professional Services	Dental Community Management, Inc.	Owned in part by Jason M. Morton, a director and the Chief Financial Officer of our general partner	$1,200,000/year

(1)
This amount represents the total amount due under the contract.  There are four equal payments of EUR 125,000 due under each of these contracts based on predetermined progress points, the first being the date steel cutting begins, the second being the installation of the main engines, the third being the launching of the vessel and the fourth being the delivery of the vessel.  It is anticipated that $4,658,225 (EUR 3,250,000) will be paid for financial services during the year ended December 31, 2010.  During the year ended December 31, 2009, no financial services fees were paid due to cash flow issues.  For a detailed description of these agreements, see Item 13. Certain Relationships and Related Transactions, and Director Independence under the caption The German Subsidiary Financial Services Agreements.

(2)
This amount represents the total amount due under the contract.  There are two equal payments of EUR 125,000 due under each of these contracts based on predetermined progress points, the first being the installation of the main engines and the second being the delivery of the vessel.  It is anticipated that $1,254,138 (EUR 875,000) will be paid during the year ended December 31, 2010 for construction supervision.  During the year ended December 31, 2009, $1,612,463 ($1,125,000) was paid for construction supervision.  See Item 13. Certain Relationships and Related Transactions, and Director Independence under the caption Payment of Construction Administrative and Technical and Commercial Management Fees.

(3)
This amount represents the total amount due under the contract.  There are four equal payments of EUR 125,000 due under each of these contracts based on predetermined progress points, the first being the date steel cutting begins, the second being the installation of the main engines, the third being the launching of the vessel and the fourth being the delivery of the vessel.  It is anticipated that $1,612,463 (EUR 1,125,000) will be paid during the year ended December 31, 2010 for technical and commercial management.  During the year ended December 31, 2009, $2,508,275 (EUR 1,750,000) was paid for technical and commercial management.  See Item 1. Business under the caption Our Ships.

(4)
It is not practicable to accurately quantify the annual fees to be payable pursuant to these agreements, as the amounts payable pursuant to these agreements are based on a percentage (4%) of the net daily earnings of the relevant vessel, subject to a maximum and minimum of $2,400 and $750, respectively, per day.  See Item 1. Business under the caption Our Ships.

(5)
It is not practicable to accurately quantify the annual fees payable pursuant to these agreements, as the amounts payable pursuant to these agreements are based on a percentage (4%) of the net daily earnings of the relevant vessel.  See Item 1. Business under the caption Our Ships.

(6)
It is not practicable to quantify the annual fees payable pursuant to this agreement, as the amounts allocable to each vessel in the pool will vary depending on the aggregate revenues generated by the vessels’ operations.  For a detailed description of this agreement, see Item 1. Business under the caption Our Ships and Item 13. Certain Relationships and Related Transactions, and Director Independence under the caption The AHTS Vessel Pooling Agreement.

(7)
It is not practicable to quantify the annual amounts payable pursuant to this agreement, as the amounts payable thereunder are contingent obligations arising pursuant to the indemnification provisions contained therein.  For a detailed description of this agreement, see Item 13. Certain Relationships and Related Transactions, and Director Independence under the caption Cross-Collateralization of Nord/LB Loan Facility.

(8)
Pursuant to the terms of our Partnership Agreement, our general partner and Class D limited partners are entitled to receive a portion of distributions that would otherwise be distributed to certain of our other limited partners.  Additional information is provided in our Second Amended and Restated Agreement of Limited Partnership, included as Exhibit 3.4 to this Form 10-K, and in Item 1A. Risk Factors under the caption entitled There may be conflicts of interest as a result of our general partner’s carried interest.  Because any amounts received by our general partner or our Class D limited partners pursuant to our Partnership Agreement depend on the amounts that are actually distributable to our limited partners, it is not practicable to accurately quantify the amounts to be paid to our general partner and Class D limited partners for a given period pursuant to this agreement.

Because we have entered into the foregoing agreements with certain of our affiliates and other related parties, these agreements were not negotiated at arms’ length and therefore may not be on terms that are as fair to us as might be obtained by entering into such agreements with non-affiliated third parties.  See Item 1A. Risk Factors under the caption entitled We have entered into contracts with our affiliates that were not negotiated at arms-length.

Insurance

The operation of any ocean-going vessel carries an inherent risk of catastrophic marine disasters and property losses caused by adverse weather conditions, mechanical failures, human error, war, terrorism and other circumstances and events.  In addition, the transportation of crude oil and other contaminants is subject to the risk of spills and business interruptions due to political circumstances in foreign countries, hostilities, labor strikes and boycotts.

Environmental legislation, imposing potentially unlimited liability upon owners, operators and bareboat charterers for oil pollution incidents, has made insurance more expensive for ship owners and operators.  We believe that our current insurance coverage, maintained at the SPV level, is adequate to protect us against the principal accident-related risks that we face in the conduct of our business.

Permits and Authorizations

We are required by various governmental and quasi-governmental agencies to obtain permits, licenses and certifications with respect to our vessels.  The kinds of permits, licenses and certificates required depend upon several factors, including the commodity transported, waters in which the vessel operates, nationality of the vessel’s crew and age of the vessel.  We expect to be able to obtain all permits, licenses and certificates currently required to permit our vessels to operate.  However, we may not be able to obtain the necessary permits or, if able, may not be able to obtain such permits without incurring unreasonable expenses and/or lengthy delays.  In addition, laws and regulations, environmental or otherwise, may be changed or adopted which could limit our ability to do business or increase our costs of doing business.

Regulations

Government regulations significantly affect the ownership and operation of our vessels.  We are subject to international conventions in addition to national, state, provinces and local laws and regulations in force in the countries in which our vessels operate or are registered.

A variety of government and private entities subject our vessels to both scheduled and unscheduled inspections.  These entities include local port authorities, classification societies, flag state administrations and charterers.  Certain of these entities require us to obtain permits, licenses and certifications for the operation of our vessels.  Failure to maintain necessary permits or approvals could require us to incur substantial costs or temporarily suspend the operation of one or more of our vessels.

Increasing environmental concerns have created a demand for vessels that conform to stricter environmental standards.  We are required to maintain operating standards for all our vessels that emphasize operational safety, quality maintenance, continuous training of our officers and crews and compliance with international regulations.  We believe the operation of our vessels is in compliance with applicable environmental laws and regulations applicable to us as of the date of this Form 10-K.

International Maritime Organization
The International Maritime Organization (“IMO”) has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters.  The IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships to address air pollution from ships effective May 2005.  Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts, prohibits deliberate emissions of ozone content fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.  As of December 31, 2009, we believe our vessels were in compliance with Annex VI.

The operation of our vessels is also affected by the requirements set forth in the IMO’s Management Code for the Safe Operation of Ships and Pollution Prevention (“ISM Code”).  The ISM Code requires ship owners and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and dealing with emergencies.  Failure to comply with the ISM Code may subject us to increased liability, decreased insurance coverage for the affected vessels and result in a denial of access to, or detention in, certain ports.

Employees

As of December 31, 2009, our AHTS SPVs employed 138 seafarers.  Management considers relations with its employees to be satisfactory.

Industry Overview

Shipping is a global industry with prospects closely tied to the level of economic activity in the world.  The maritime shipping industry is fundamental to international trade because it is the only practicable and cost effective means of transporting large volumes of many essential commodities and finished goods.  There are five main segments in the shipping industry:

•	tankers, which carry such cargo as crude oil and petroleum products;
•	bulk carriers, which carry items such as coal and grain;
•	containerships, which carry only containers;
•	gas tankers, which carry mostly LPG and liquefied natural gas (“LNG”); and
•	offshore support vessels, including AHTS vessels and platform supply vessels.

Our primary focus is in offshore support vessels.  However, we also purchased a non-controlling interest in two mini-bulkers and may acquire a chemical tanker.

The offshore support vessel industry is engaged in supporting various stages of exploration, development and production of oil and gas from offshore locations.  Therefore, the supply and demand characteristics of the broader oil and gas industries are central to the development of the offshore support vessel market.  In general, global economic growth generates rising demand for power and fuel.  Offshore exploration, drilling and production are crucial to satisfying this demand.  We believe that these broader market dynamics combined with the age of the existing global fleet and the demand for sophisticated vessels should provide substantial employment opportunities for our vessels; however, global economic contraction or stagnant growth may reduce the demand for power and fuel, in turn reducing the demand for our vessels.  As a result, we may be unable to charter our vessels at profitable day rates or at all.

The following table outlines the development of an offshore oil field and is broken down into three distinct phases, each requiring the use of AHTS vessels:

	Term	Activities	Key Factors	Support Services

Exploration	3-5 years	• Collection, analysis and interpretation of seismic data • Discovery of oil and gas reserves	• Oil price levels • Proven reserve replenishment	• Refueling • Transportation of crew and supplies • Rig relocations

Development	2-4 years	• Construction and installation of production infrastructure in preparation for production	• Current and planned platform construction	• Anchor handling • Transportation of bulk and deck cargo • Towing • Transportation of crew and supplies

Production	10-55 years	• Management of production of oil and gas • Maintenance	• Production volumes	• Anchor handling • Transportation of bulk and deck cargo • Transportation of crew and supplies • Inspection and maintenance support services

Competition

Competition for charters is intense and based on price; vessel location, size, age, condition, acceptability and quality; and on the vessel operator’s quality and reputation.  Historically, the majority of AHTS vessel owners were focused on regional markets; however, expansion and joint ventures have enabled the larger owner groups to establish a global presence.  The principal markets for AHTS vessels follow offshore exploration and development and include: the Gulf of Mexico, the North Sea, the Indian Ocean, Southeast Asia, Australia, Africa, Brazil and the Middle East.

With respect to mini-bulkers, the fleet ownership is even more diverse than the AHTS fleet, as are the principal markets for such vessels.  Mini-bulkers are able to operate virtually anywhere, and are not as dependent on offshore exploration and development.  However, it is not uncommon for owners of such vessels to establish and operate liner services in certain geographic areas, depending on the cargos to be shipped.  For both AHTS vessels and mini-bulkers, vessel migration between operating locations may be limited by, among other things, mobilization costs, vessel suitability and government statutes prohibiting foreign-flagged vessels from operating in certain waters.

Item 1A.  Risk Factors

Investing in us involves a degree of risk, including the risks described below.  Our financial condition and operating results have been, and will continue to be, affected by a wide variety of risk factors, many of which are beyond our control, that could have adverse effects on our financial condition and profitability during any particular period.  Additional risks and uncertainties not currently known or deemed to be immaterial may also materially and adversely affect our business operations.  If any of the following risks were to actually occur, our business, financial condition or results of operations could be materially and adversely affected.  Limited partner units are inherently different from the capital stock of a corporation, although many of our business risks are similar to those that would be faced by a corporation engaged in a similar business.

Risks Relating to Our Business

There are operational risks inherent to the shipping industry.
The operation of any vessel involves the inherent risk of catastrophic marine disasters, adverse weather and sea conditions, mechanical failure, collisions, property losses to ships and business interruption due to political action in countries other than the United States.  Any such event may result in a reduction in our investment returns or an increase in costs.  We currently insure our vessels for their estimated market value against damage or loss, including war, terrorism acts and other risks.  In addition, the operations of our vessels are covered by workers’ compensation, maritime employer’s liability, general liability and other insurance customary in the shipping industry.  We intend to obtain similar coverage for all future vessels; however, there can be no assurances that such insurance coverage can be maintained on current vessels, obtained on future vessels or that such coverage will be adequate should we incur a significant loss.

We depend on our management companies and certain affiliates to assist us in our business operations.
Each of our vessels is or will be owned by an individual SPV, which is single ship operating offshore entity.  Each AHTS SPV is run by the general partner, ATL, which is an affiliate of the Hartmann Group.  The mini-bulker SPVs, ATL Reederei GmbH & Co. MS “Larensediep” KG and Hesse Schiffahrts GmbH & Co. MS “Markasit” KG, are run by ATL Reederei GmbH and Hesse Schiffahrts GmbH, respectively, as the general partner.  Additionally, in order to provide added certainty with respect to our operations, we entered into ship management agreements for technical and commercial management with Hartmann Offshore with respect to the AHTS vessels and Reederei Hesse with respect to the mini-bulkers.  The commercial management of each AHTS vessel was subcontracted by Hartmann Offshore to UOS while the commercial management of the mini-bulkers was subcontracted by Reederei Hesse to MTL.  Additionally, we intend to retain the Schulte Group to manage the operations of the chemical tanker that we may acquire, which would operate in the Hanseatic Tankers Pool.  Under these ship management agreements, the applicable management company or its affiliates will provide certain management services including identifying crews and chartering the ships to customers.  In addition, Reederei Hartmann and its affiliates are non-controlling owners of 25% of each AHTS SPV, and affiliates of the Hartmann Group and Reederei Hesse collectively own 51% of each mini-bulker SPV.

In addition, our ownership of each SPV owning an AHTS vessel or mini-bulker is held through our Cyprus Subsidiary.  The holders of our Class D units have certain rights to approve certain of our actions with respect to vessels held through our Cyprus Subsidiary.

If our relationships with these third parties are terminated, we may not be able to establish relationships with other persons experienced with the operation of international shipping vessels, and our operations could suffer.  In addition, the terms of our relationship with any replacement third party may be less favorable to us.  In addition, the economic interests of these third parties may not always be aligned with our interests and they may not always act in our best interests.

We have entered into contracts with our affiliates and other related parties that were not negotiated at arms-length.
We have entered into various contracts with our affiliates and other related parties that were not negotiated as arms-length transactions. Additional information is provided in this Form 10-K in Item 1. Business under the section entitled Transactions with Affiliates and Related Parties.  As a result, the terms of such agreements may not be as favorable to us as if they had been negotiated with unrelated parties.

The bankruptcy of our management companies, shipyards, charter parties or financing sources could have a material adverse effect on our operations.
As indicated above, we depend on our management companies to manage our vessel operations.  We also depend on the shipyards that construct our ships to deliver these vessels in a timely manner and on the ability of our charter parties to pay us the agreed upon charter rates for each applicable vessel pursuant to the relevant charter agreement.  Additionally, we depend on our third party financing sources to provide the capital necessary to acquire and operate our vessels.  If, in the future, any of these entities were the subject of a bankruptcy or other insolvency proceeding, they might be unable to perform their respective obligations under the management agreements or loan documents, as applicable, which could result in a material adverse effect on our results of operations and prohibit us from completing the planned acquisition of additional vessels.  In addition, we may be unable to recover any amounts advanced to such parties for the construction of the vessels or otherwise.

Our operations, growth, investment returns, and stability in the value of our vessels depend on the demand for offshore oil and gas drilling and capital spending by the oil and gas industry.
The majority of the vessels we plan to acquire are AHTS vessels, which are primarily used for the installation, maintenance and movement of oil and gas platforms.  With a majority of our vessels focused on the oil and gas business, our operations, growth, investment returns, and the stability in the value of our AHTS vessels, which represent the majority of our assets, depend on the demand for offshore oil and gas drilling and the related level of capital spending by oil and gas exploration and production companies who are the principal users of our AHTS vessels.  The charter rates of such vessels are highly dependent on the level of capital spending by oil and gas companies.  The level of capital spending is substantially related to the demand for oil and gas and prevailing oil and gas prices, each of which can be affected by many factors, including the following:

•	fluctuations in the actual or projected price of oil and gas;
•	global and regional demand and perceptions about future demand;
•	the ability of the Organization of Petroleum Exporting Countries (“OPEC”) to control oil production levels and pricing, as well as the level of production by non-OPEC countries;
•	significant weather events or conditions;
•	governmental restrictions placed on exploration and production of natural resources;
•	refining capacity and its geographical location;
•	political and economic uncertainties, particularly in oil and gas consuming regions, which could reduce energy consumption or its growth;
•	increases in the production of oil and gas in areas linked by pipelines to consuming areas;
•	extension of existing or development of new pipeline systems;
•	conversion of existing non-oil or gas pipelines to oil or gas pipelines;
•	decreases in the consumption of oil or gas due to increases in its price relative to other energy sources;
•	development or increased use of alternative fuel sources;
•	advances in exploration and development technology; and
•	the cost of exploration for and production of oil and gas that can be affected by environmental regulations.

The current global economic climate contributed to a significant decline in oil and gas prices and related infrastructure investments. Further declines could result in decreased revenues and/or profitability.
The current global economic downturn resulted in a significant decline in oil and gas prices and a reduction in the level of oil and gas infrastructure, exploration and development investments, which in turn have resulted in reduced demand for AHTS vessels and similar offshore support vessels.  While the price of oil rose during 2009, the instability in the market and further declines could result in decreased revenues and/or profitability, and/or the impairment in the value of our AHTS vessels.  While the first three of our AHTS vessels that were delivered are currently operating under time charters, the latest three vessels are currently idle and seeking charters.  A prolonged period of depressed oil and gas prices could cause us to have difficulty locating suitable charter parties for our AHTS vessels, or we may be compelled to charter our AHTS vessels at lower rates, which could result in decreased revenues and/or profitability and result in losses due to idle vessels.  Additionally, such conditions could cause downward pressure on the value of our AHTS vessels, and we could be required to record an impairment of our assets on our balance sheet, and recognize the associated loss in our results of operations.

Our investment returns will be reduced by fees, interest and incentive distributions payable to third parties.
We are obligated to pay certain fees, interest and incentive distributions to various third parties, including but not limited to our lenders and the managers of our vessels. These fees and incentive distributions will reduce our investment returns.

Delays in deliveries of our newbuilding vessels could harm our operating results.
The three remaining new AHTS vessels we have agreed to acquire are scheduled to be delivered during April 2010, although we expect delays of one to three months. Additionally, if we decide to purchase the chemical tanker, it is expected to be delivered in October 2011. The delivery of the new vessels could be delayed as a result of work stoppages or labor disputes, changes in regulations, hostilities, political instability or any number of other occurrences, including our inability to finance any remaining purchase price of such new vessels. Delays in the delivery of these vessels, other new vessels we may order or secondhand vessels we may agree to acquire, could delay our receipt of revenues for such vessels and could adversely affect our anticipated results of operations.

We have a history of operating losses, and we expect to incur operating losses in the future.
We have incurred operating losses in each year since our inception. Our net operating loss was $14,669,578 and $2,700,954 for the fiscal years ended December 31, 2009 and 2008, respectively. Because a significant portion of our efforts still entail debt financing, raising capital, management oversight of ship construction and preparing for the operation and chartering of the ships being constructed and because [three] of the vessels already delivered are not currently chartered, we expect to continue to incur operating losses until all of our vessels have been delivered and are operating under charter agreements, and we cannot be certain that we will ever achieve profitability.

We have entered into a revenue pooling agreement with three SPVs owned by our affiliate, FLTC Fund I, which could negatively affect our operating revenues.
In March 2009, we entered into an agreement with United Offshore Support GmbH & Co. KG (“UOS”) and three SPVs owned by our affiliate, FLTC Fund I (the “AHTS Pool Agreement”). Pursuant to the AHTS Pool Agreement, we have agreed to participate in a revenue pool comprised of our nine AHTS SPVs and three AHTS SPVs owned by our affiliate, FLTC Fund I (the “Pool Members”). Under the AHTS Pool Agreement, each Pool Member has agreed to pool its returns from the employment of its AHTS vessel (less voyage expenses) with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business. As a result, if the vessels owned by our AHTS SPVs are chartered at higher average rates than the vessels owned by the three SPVs of FLTC Fund I, then our AHTS SPVs could receive less operating revenue than they would otherwise receive in the absence of the AHTS Pool Agreement.

We may have difficulty properly managing our growth through acquisitions of vessels.
Our success will depend upon the operations of the shipyards building any newbuilding vessels we may order, including the three AHTS vessels and chemical tanker we currently have under contract.  During periods in which charter hire rates are high, vessel values are generally high as well. As a result, it may be difficult to consummate further vessel acquisitions at favorable prices. If charter rates drop we may not be able to renegotiate the purchase prices for our vessels and therefore would be required to pay above market value for such remaining vessels. This could result our recording an impairment in the value of our assets on our balance sheet, and recognition of the associated losses in our results of operations. In addition, growing any business by acquisition presents numerous risks such as managing relationships with customers and integrating newly acquired assets into existing infrastructure. We cannot give any assurances that we will be successful in executing our growth plans or that we will not incur significant expenses and losses in connection with our future growth plans. In addition, due to the long-term nature of the vessel purchase agreements, we may be required to accept vessels when ready for delivery which may be at times that charter rates are low or that no charters are available for such vessels.

We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flows and net income.
Our business and the operation of our SPVs and their vessels are materially affected by environmental regulation in the form of international, national, state or province and local laws and regulations; conventions; and standards in force in the international waters and jurisdictions in which our vessels operate, as well as in the country or countries of their registration. These regulations include those that govern the management and disposal of hazardous substances and wastes, cleanup of oil spills and other contaminations, air emissions, water discharges and ballast water management. Because such conventions, laws and regulations are often revised, we cannot predict the ultimate cost of complying with such requirements or the impact thereof on the resale price or useful life of our vessels. Additional conventions, laws and regulations may be adopted that could limit our ability to do business or increase the cost of doing business, which may materially and adversely affect our operations. Our operating entities will be required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to operations. Many environmental requirements are designed to reduce the risk of pollution, such as oil spills, and our compliance with these requirements can be costly.

Environmental requirements can also (i) affect the resale value or useful lives of our vessels; (ii) require ship modifications or operational changes or restrictions; (iii) lead to decreased availability of insurance coverage for environmental matters or (iv) result in the denial of access to certain jurisdictional waters or ports or detention in certain ports. Under local, national and foreign laws as well as international treaties and conventions, we could incur material liabilities, including cleanup obligations and natural resource damages liability, in the event that there is a release of petroleum or other hazardous material from our vessels, or otherwise in connection with our operations. We could also become subject to personal injury or property damage claims relating to the release of hazardous materials associated with our existing or historic operations. Violations of, or liabilities under, environmental requirements can result in substantial penalties, fines and other sanctions, including seizure or detention of our vessels.

The operation of our vessels will also be affected by the requirements set forth in the ISM Code. The ISM Code requires ship owners to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and dealing with emergencies. Failure to comply with the ISM Code may subject us to increased liability, decreased insurance coverage for the affected ships and result in denial of access to, or detention in, certain ports.

In addition, in complying with existing environmental laws and regulations and those that may be adopted, we may incur significant costs in meeting new maintenance and inspection requirements. New restrictions on air emissions from our vessels could increase operating costs from developing contingency arrangements for potential spills or reduce our ability to obtain insurance coverage. Government regulation of vessels, particularly in the areas of safety and environmental requirements, can be expected to become stricter in the future. These regulations could require us to incur significant capital expenditures on our vessels to keep them in compliance or even require us to scrap or sell certain vessels altogether. Substantial violations of applicable requirements could have a material adverse impact on our financial condition, results of operations and ability to make distributions to our partners.

Maritime claimants could arrest our vessels, which could interrupt our cash flows.
Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against our vessels for unsatisfied debts, claims or damages. In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could interrupt our cash flows and require us to pay large sums of money to have the arrest lifted. In addition, in some jurisdictions, claimants can arrest other vessels owned or controlled by the same owner, which could result in the loss of more than one of our vessels at the same time.

The operational managers of any ships we acquire may be unable to attract and retain expert ship captains and other key management and technical personnel.
The success of our business depends upon the continued service of expert ship captains and other officers and key personnel, and the ability of our ship managers or any other of our operational managers to attract, retain and motivate highly qualified personnel to crew our vessels. The loss of the services of a number of these highly skilled personnel, our managers’ inability to recruit replacements for such personnel or their ability to attract, retain and motivate highly qualified personnel could harm our investments.

The shipping industry is highly competitive and the increased competition could result in reduced profitability.
Contracts for vessels are generally awarded on a competitive basis and competition in the market is strong. The primary factors companies use for determining who to hire include the availability and capability of vessels, ability to meet the customer’s schedule, price, reputation, quality of service and experience. Some of our competitors may have greater financial resources and larger operations than we do. As a result, they may be able to make vessels available more quickly and efficiently. In addition, excess shipping capacity exerts downward pressure on charter rates. Excess capacity can occur when newly constructed vessels enter the market and when vessels are mobilized between markets. Our competitors that have greater financial resources may be able to withstand the effects of declines in charter rates for a longer period of time.

We may become dependent on spot charters in the volatile shipping markets, which may result in decreased revenues and/or profitability.
Although the first three of our AHTS vessels that have been delivered are currently operating under time charters, the latest three delivered vessels are currently idle and seeking charters. In the future, these idle vessels and any of our currently-chartered vessels may operate under spot charters. Our commercial manager, UOS, is currently seeking opportunities for our vessels. The spot market is highly competitive and rates within this market are subject to volatile fluctuations, while time charters provide income at pre-determined rates over more extended periods of time. If we decide to spot charter our vessels, we may not be able to keep all our vessels fully employed in these short-term markets. Additionally, it is uncertain whether future spot rates will be sufficient to enable our vessels to be operated profitably. A significant decrease in charter rates could affect the value of our fleet and could adversely affect our profitability and cash flows, resulting in an impairment of our ability to pay debt service to our lenders, capital contributions to our SPVs, and distributions to our partners.

There are risks associated with operating internationally.
We anticipate that the majority of our investment returns will be generated by international shipping operations. Our international operations and the international operations of our ships are vulnerable to the usual risks inherent in doing business in countries other than the United States. Such risks include but are not limited to:

•	political and economic instability;
•	differing business cultures and legal regimes;
•	piracy and terrorism;
•	possible vessel seizures, nationalization of assets and other governmental actions;
•	the ability to recruit and retain highly skilled captains and other crew personnel for overseas operations;
•	price fluctuations and market volatility;
•	inflation rates;
•	currency fluctuations and revaluations;
•	government involvement in and control over economies;
•	differing auditing and financial reporting standards;
•	differing tax regimes and changes in tax treaties;
•	less developed corporate laws regarding fiduciary duties and investor protections;
•	controls on foreign operations and limitations on repatriation of funds generated from such operations; and
•	import and export restrictions.

The current global economic turmoil and the continued threat of piracy, terrorist activity and other acts of war or hostility have significantly increased the risk of political, economic and social instability in some of the geographic areas in which we operate. It is possible that future acts of piracy or terrorism may be directed against us or involve our vessels.

Fluctuations in the value of the Euro versus the U.S. dollar could have a material adverse effect on our results of operations.
Many of our transactions are denominated in EUR such as payments to our Cyprus Subsidiary, purchase of our AHTS vessels and normal operating transactions of the SPVs. In addition, it is typical that chartering arrangements for AHTS vessels are denominated in USD. If the value of the EUR rises against the USD, we may be required to raise additional funds to cover the increased cost of these payments resulting in increased dilution to the partners or default on capital commitments. The net profits, if any, of our operations will be denominated in EUR. If the value of the EUR declines against the USD, such profits, if any, will be reduced due to the conversion of our subsidiary financial statements into our functional currency of USD. As a result, our operating results could be affected if the value of the EUR fluctuates against the USD during the time in which we are required to make capital commitment payments or attempt to distribute funds to our partners. We have and may in the future purchase a variety of financial instruments in order to hedge against such currency fluctuations, but there can be no assurance that instruments suitable for currency hedging will be available or effective in managing our risks associated with currency fluctuations.

Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.
The operation of shipping vessels is inherently risky. Although each SPV carries insurance, all risks may not be adequately insured against and any particular claim may not be paid. We may not be able to procure adequate insurance coverage at commercially reasonable rates in the future. In the past, stricter regulations in the shipping industry have led to higher costs for insurance, particularly for insurance covering environmental damage or pollution. New regulations could lead to similar increases or even make a specific type of insurance unavailable. In addition, certain actions we take could cause our insurance to become voidable by the insurers.

Risks Related to the Partnership

We need to raise substantial additional funds in the future to complete the planned acquisition of all our vessels and fund operations. As a result, an ownership interest in the partnership could be substantially diluted.
We currently anticipate the need for approximately $58,371,143 (EUR 40,725,000) to facilitate our remaining AHTS acquisition commitments and provide sufficient operating capital based on capital contributions through March 15, 2010. Additionally, if we acquire the chemical tanker, we will need to raise an additional amount of approximately $15,000,000. These additional funds could be obtained, if at all, in the form of debt or equity financing. In the event such additional funds are raised through the sale of equity interests in the partnership, the percentage interest of all partners could be significantly diluted. Such additional equity interests could be as offerings of Class A, B, C or D units in the partnership, or, as a newly created class of limited partner units and could be issued at a different price or have allocation or distribution participation percentage rights as to specific assets or income streams that are different than the rights of the other units. In addition, such debt or equity financing could occur in the Cyprus Subsidiary or any other subsidiary, which could have the effect of lowering our ownership interest in the Cyprus Subsidiary, German Subsidiary or SPVs. If we are unable to raise sufficient funds from debt or equity financing, we may not be able to complete the purchase of the remaining vessels from Fincantieri, and the shipyard may be entitled to keep any progress payments on such vessels as well as assess additional charges and penalties for non-performance under the shipbuilding contracts. In addition, the banks may foreclose on our existing vessels or other assets or we may lose some of our ownership in the AHTS vessels to Reederei Hartmann. If any of these things happen, our business, financial condition and results of operations would be adversely and materially affected.

In connection with the credit facility with Norddeutsche Landesbank Girozentrale (“Nord/LB”), Nord/LB has requested a change in the form of collateral from Reederei Hartmann under the Hartmann Guarantee and has delayed funding certain progress payments to Fincantieri on our remaining AHTS vessels.
As of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB. The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB. Nord/LB had delayed draws on the Pre-Delivery Facility under the Senior Loan, resulting in our being unable to make timely progress payments to Fincantieri. Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts with respect to the remaining vessels to be delivered had not been paid. As a result, we were not in compliance with the terms of the remaining shipbuilding contracts and Fincantieri would have had the right to cease construction activities on the remaining vessels. However, Fincantieri acknowledged the delay and indicated to us that it does not intend to cease construction pending resolutions of these matters. In addition, Fincantieri has not taken any action under the shipbuilding contracts to demand payment. As a result of these missed payments, we were not in compliance with certain covenants of our Senior Loan with Nord/LB as of December 31, 2009, however such non-compliance did not represent an event of default under the terms of the loan document. Nord/LB is aware that the payments have not been made, and has not taken any action under the Senior Loan related to the non-compliance.

The resolution to this situation is ongoing, and involves the granting of loans from Reederei Hartmann to our German Subsidiary (“RHKG Loan Agreements”) and the amendment of the shipbuilding contracts to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the three-month EURIBOR plus 2%, currently 3.00%. In connection with certain of the RHKG Loan Agreements, which are fully described below in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption entitled RHKG Loan Agreements in the Financing Arrangements section, RHKG obtained the funds for their loan to our German Subsidiary pursuant to a loan on nearly identical terms from the Fincantieri, the shipyard constructing the vessels. It is anticipated that RHKG will enter into similar loan agreements with our three remaining AHTS SPVs that have not taken delivery of their respective AHTS vessels. However, no assurances can be given that Fincantieri will continue to loan RHKG the funds necessary to secure delivery of these final three vessels, or that RHKG will continue to loan our German Subsidiary such funds on acceptable terms or at all.

We are also pursuing potential additional financing from Nord/LB via an increase of the amount guaranteed by SACE under the Senior Loan, but the outcome of this effort is unknown as of the date of filing. If obtained, we anticipate that this financing would allow us to repay the RHKG Loan Agreements, either in full or partially, via a distribution from the AHTS SPV to our German Subsidiary, which would then use those funds to effect repayment of all or part of the RHKG Loan Agreement balances. If we are unable to obtain this additional financing, or if we are unable to further achieve a distribution to our German Subsidiary allowing us to repay the RHKG Loan Agreements or a portion thereof, it could impact the timing of distributions to investors due to likely differences in terms between the RHKG Loan Agreements and any potential additional Nord/LB financing. The RHKG Loan Agreements call for a five year repayment term and the reserving of dividends from the AHTS SPV’s for this purpose. The current Nord/LB financing has a significantly longer payment term of ten to twelve years, and the terms regarding restrictions on our use of dividends from the AHTS SPVs are less prohibitive than those under the RHKG Loan Agreements. However, there can be no assurances that the terms of any additional advances under the potential additional Nord/LB financing will be the same as the current terms.

In the event we are unable to resolve the issues with Nord/LB to fund amounts under the Senior Loan sufficient to make these progress payments or if Fincantieri or RHKG are unwilling or unable to loan the remaining amounts necessary for delivery of the remaining three vessels, and we are unable to raise the necessary funds from other sources, we may not be able to fund the remaining payments necessary to effect delivery of the remaining vessels. If that were to occur, we would be in default of the shipbuilding contracts and our Senior Loan documents. In the event we were to default on the Senior Loan agreement, Nord/LB could foreclose on our vessels or avail itself of the other rights and remedies contained in the Senior Loan documents. If we were to default on the shipbuilding contracts, Fincantieri could cease construction on the vessels, and could seek payment for completed work, plus a 10 percent profit on the remaining work to complete the vessel. If Reederei Hartmann were to provide funds to the SPV pursuant to the Hartmann Guarantee to cover the payments due other than as a further loan under the RHKG Loan Agreements and we were unable to fund our remaining capital by the date of delivery of the respective vessels, Reederei Hartmann could take over the unfunded portion of our equity interest in (i) the AHTS SPVs and (ii) the mini-bulker SPVs pursuant to the applicable “Sale and Assignment of a Limited Share” agreement, in each case, by and between the German Subsidiary and Reederei Hartmann.

We depend upon the ability of the entities through which we operate to distribute funds to us in order to make payments to unit holders.
We do not expect to have any significant assets at our parent limited partnership level other than equity securities in our direct and indirect subsidiaries, including the SPVs. As a result, our ability to make distributions and other payments to our partners depends upon the operations of the SPVs and their ability to distribute funds to us. In connection with the credit facility with Nord/LB and Reederei Hartmann’s $45,932,786 (EUR 32,046,875) corporate guarantee thereunder, the German Subsidiary entered into (i) the Share Transfer Agreement SCMP (“Share Transfer Agreement”), (ii) two “Sale and Assignment of a Limited Share” agreements allowing Reederei Hartmann to increase its equity interest in the mini-bulker SPVs, in each case if such corporate guarantee is drawn, and (iii) the RHKG Loan Agreements, which could allow Reederei Hartmann to increase its equity interest in the AHTS SPVs if we default in our repayment obligations. Additionally, in connection with the RHKG Loan Agreements, the ability of our German Subsidiary and SPVs to make these distributions is restricted, as the funds generated by the AHTS SPVs are held in escrow pending the satisfaction of capital funding requirements of all AHTS SPVs and the repayment of the loans under the RHKG Loan Agreements. In addition, the ability of our SPVs and German Subsidiary to make these distributions could be affected by a claim or action by a third party, including a creditor, or the terms of its organizational documents or laws of its jurisdiction of formation. Additional information related to the Nord/LB financing is included in this Form 10-K under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption entitled Financing Arrangements in the Liquidity and Capital Resources section.

We have a limited operating history, and neither the partnership nor the general partner has significant experience in the shipping industry.
The partnership and the general partner were organized in 2006 and have little operating history. Prior to the formation of the partnership and the general partner, the management of the general partner did not have any experience in the shipping industry. Only eight of the eleven vessels in our current fleet have been delivered to the relevant SPV as of the date of this Form 10-K, with the first of the two mini-bulkers being delivered in August 2007 and the first of the AHTS vessels being delivered in February 2009. This lack of experience and limited operating history causes a lack of extended historical financial and operational data making it more difficult to evaluate our business, forecast future revenues and other operating results and assess the merits and risks of ownership of our partnership units. This lack of information increases the risk of partners’ investments. Moreover, risks and uncertainties frequently encountered by companies with a limited operating history should be considered and evaluated. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and uncertainties resulting from the relatively limited time period for implementation and evaluation of our business strategies as compared to older companies with longer operating histories. Our failure to successfully address these risks and difficulties could materially harm our business, financial condition and results of operations.

We may not make cash distributions, either because our business plan is not successful, our cash flows are not sufficient to cover our operating expenses and debt repayment obligations or we decide to reinvest our income.
We may be unable to make cash distributions to our partners if the income from our operations and investments does not exceed our operating costs and debt repayment obligations. Also, funds generated by all of our SPVs shall be held in escrow and may not be distributed until the capital funding requirements of each SPV have been satisfied and funds generated by our SPVs which are parties to the RHKG Loan Agreements are prohibited from being distributed until the repayment of the RHKG loan attributable to such SPV. In addition, the general partner may retain income from our investments to reinvest rather than make distributions to the partners. We are not obligated to make distributions to the limited partners except for their pro rata share of any distributions that we make in the discretion of the general partner and upon liquidation of the partnership.

The structure of our operations through the Cyprus Subsidiary outlined herein is subject to changes due to tax, financial or other reasons. Any such changes could adversely affect the partnership, our results of operations and limited partners’ investments.
We currently own and operate our vessels through the Cyprus Subsidiary. We chose this structure based upon tax, financial and other issues relating to the partnership and our operations. However, the structure may change significantly in the future due to the termination or amendment of any existing or anticipated contract, changes in or revised assumptions with respect to tax law, additional fundraising or debt issuance or for any number of other reasons. Subject to the rights of other parties involved in our structure, the general partner has the ability to change the operating structure for any reason. Any such changes in the structure could adversely affect our rights and obligations, results of operations and limited partners’ investments. In addition, we have not yet determined the ultimate structure for the potential acquisition of the chemical tanker. Should we acquire the chemical tanker or any other vessels, the tax effects of the ownership, operation and sale of such vessels may be materially different than those outlined herein.

We own and operate our vessels through majority owned entities and often rely on third parties to operate our vessels.
We own and operate our vessels through offshore entities that are managed by persons that we do not employ. The success of our operations depends on the decisions of third parties who manage our vessel operations, including our ship managers. Our relationships are contractual in nature and such contracts may be terminated under certain circumstances. If our relationships with these third parties are terminated, we may or may not be able to establish relationships on the same or similar terms with other persons experienced or qualified to operate such vessels.

Our intended use of debt financing at various levels of our organizational structure magnifies the risk of loss and our exposure to adverse economic conditions.
We utilize substantial debt financing to fund our operations and expect this to continue. In addition to the current loans, notes and credit facilities, we may borrow funds through the partnership, Cyprus Subsidiary, German Subsidiary, SPVs or elsewhere to finance the construction, acquisition, management and operation of our vessels and shipping activity. Consequently, the entity level at which we borrow and the associated interest rates will affect our operating results and potential profit. Additional information regarding our credit facilities is provided in this Form 10-K under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption entitled Financing Arrangements in the Liquidity and Capital Resources section.

There are limitations on our use of leverage at the AHTS SPV level associated with the terms of the Nord/LB financing. There are also limitations on our use of leverage in our wholly owned subsidiary Kronos related to the terms of the Deutsche Schiffsbank facility, which would be drawn upon in the event we exercise our option to purchase the chemical tanker. These limitations would require us to obtain the consent of the senior lender, Nord/LB and Deutsche Schiffsbank, respectively, before adding additional leverage in either the AHTS SPVs or Kronos. Our debt as of December 31, 2009 totals $158,386,070, the current portion of which is $17,858,391. This amount includes the original principal balances of the respective loans and any interest accrued on those balances through December 31, 2009. Interest due on those loans is rolled into the loan renewal amounts, typically on a quarterly basis, upon which additional interest then accrues.

In addition to the existing credit facilities, we may enter into other agreements with one or more banks or other financial institutions regarding our borrowings and will usually mortgage the assets of each such entity as collateral for the loans, including the vessels owned by such entities. We may seek standby or permanent financing from one or more banks; borrow funds from institutions, foreign or domestic, by means of privately placed notes or debentures; and enter into other type of financing arrangements that the general partner considers appropriate. The amounts available for borrowing under the existing credit facilities and other borrowing available to us, if any, are not sufficient to pay for the acquisition of all of our vessels, our operating activities and other necessary activities. In the event we are not able to raise sufficient debt or other financing, we may not be able to fund our operations and acquisition of our remaining vessels under contract. As a result, we will be required to raise additional amounts from the sale of debt or equity from other sources. In addition, the banks may foreclose on our existing vessels or other assets or we may lose some ownership in our AHTS vessels and/or the mini-bulkers to Reederei Hartmann.

Because our operational strategy includes substantial capital leverage, our operations will be subject to increased exposure to adverse economic factors such as increases in interest rates, downturns in the economy or further deterioration in economic conditions. Similarly, we may be unable to generate sufficient cash flows to meet principal and interest payments on our indebtedness. Accordingly, our results of operations and financial condition could be severely impaired.

The cross-collateralization of our AHTS vessels with the vessels of FLTC Fund I pursuant to the fleet financing arrangement contained in the credit facility with Nord/LB could result in foreclosure on our AHTS vessels resulting from the default of FLTC Fund I under its financing arrangements with Nord/LB.
In order to obtain more favorable financing terms under the credit facility with Nord/LB, we agreed to a fleet financing arrangement whereby such credit facility would be secured by three AHTS vessels owned by our affiliate, FLTC Fund I, and our nine AHTS vessels. As a result, if FLTC Fund I were to default under its financing arrangements with Nord/LB, Nord/LB could potentially foreclose on one or more of our AHTS vessels notwithstanding the absence of a default by us under the Nord/LB credit facility. In the event of such a foreclosure on one or more of our AHTS vessels, we would seek restitution from FLTC Fund I; however, there are no assurances that we would be able to obtain all or a portion of any such amounts demanded.

We have entered into a mutual indemnity agreement with three AHTS SPVs owned by our affiliate, FLTC Fund I, which could cause us to incur substantial indemnification obligations to such AHTS SPVs.
In connection with the cross-collateralization of our AHTS vessels with the AHTS vessels of FLTC Fund I pursuant to the Nord/LB credit facility, we entered into a mutual indemnity agreement in May 2009 with the three AHTS SPVs owned by FLTC Fund I (the “AHTS Mutual Indemnity Agreement”). Pursuant to the AHTS Mutual Indemnity Agreement, we agreed to indemnify the AHTS SPVs owned by FLTC Fund I for all liabilities suffered by such AHTS SPVs arising out of or associated with any breach by us (or resulting from any payment or performance by such AHTS SPVs in order to avoid a breach by us) under the credit facility with Nord/LB or the AHTS Mutual Indemnity Agreement. In the event we become obligated to make payments to the AHTS SPVs owned by FLTC Fund I pursuant to the indemnification provisions of the AHTS Mutual Indemnity Agreement, our results of operations and financial condition could be severely impaired.

Tax laws and regulations may change, and such changes could adversely affect our partners’ investments.
There have been numerous tax laws and regulations that have been enacted or changed in recent years. These changes have affected many substantive provisions of the tax laws. In addition, certain tax laws will expire if not renewed by appropriate legislative bodies. Some tax laws with foreign governments are set forth in tax treaties that may be amended or terminated. The impact and interpretation of tax laws and regulations by courts and tax regulators may change without warning or may not be fully understood at this time. In formulating our operational structure, we made certain assumptions with respect to tax laws in the United States, Germany, Cyprus and the Cayman Islands as well as tax treaties among these countries. However, those assumptions may not be accurate and future changes in tax laws and regulations may alter the tax treatment of an investment in the partnership dramatically. In addition, our operations in the territorial waters of any country may subject our operations to such country’s tax laws. In the event our assumptions concerning tax matters prove to be incorrect, an investment in the limited partner units may suffer significant adverse effects. In addition, we may not be able to achieve an efficient tax structure and our results of operations could be subject to higher than anticipated rates of taxation, unanticipated classification of income and substantial penalties and interest.

Parties who have or are considering investing in our limited partner units should conduct a thorough review of the tax treatment of their ownership of limited partner units with their tax advisor. The partnership and the general partner cannot advise limited partners with respect to the tax implications of an investment in the partnership.

Our limited partners may be liable for taxes with respect to their allocated portion of partnership income and gains, even if such limited partners do not actually receive distributions of such allocated amounts.
Each limited partner will be liable for any taxes owed related to their allocable share of any taxable income or gains realized by the partnership, even if no distributions are actually made to such limited partner. Pursuant to the terms of our Partnership Agreement, we are required to make annual cash distributions to our partners to the extent there is available cash in an amount estimated to cover the income taxes owed on such allocable income or gains. However, each partner should be aware that the amount of income taxes owed on allocated taxable income may exceed the cash available for distribution by the partnership resulting in an out-of-pocket tax expense to the partners, even if no distributions are made to such partners. In addition, the sale or transfer of units or the sale or other disposition of our assets may result in adverse United States federal income tax consequences to the partners. If the U.S. Internal Revenue Service (“IRS”) audits the partnership and determines that we underreported our income, each partner may be assessed unpaid income taxes on their allocation of such underreported income, including penalties and interest.

If our units are traded our units are traded on an established securities market or the substantial equivalent thereof, we would lose our status as a partnership for tax purposes and would be taxed as a corporation.
We have elected to be taxed as a partnership. While we were required to register our partnership’s Class A units with the SEC pursuant to the Exchange Act, we do not intend to list the partnership units for trading on any securities exchange or the equivalent thereof. In addition, the Partnership Agreement substantially prohibits the transfer of the partnership units. If the partnership units became traded on an established securities exchange or were deemed to be regularly tradable on a secondary market or substantial equivalent thereof, we would become subject to U.S. federal income tax as a corporation. We would then have to pay taxes on our income at potentially higher rates and our partners would have to pay additional taxes on distributions.

The partnership and the general partner are not registered under the Investment Company Act of 1940 and certain other statutes and, accordingly, our partners will not be able to rely on the protections afforded by these statutes.
We are not registered under the Investment Company Act of 1940, as amended (“Investment Company Act”), which provides certain protections to investors and imposes certain restrictions on registered investment companies including restrictions with respect to capital structure, operations, transactions with affiliates and other matters. Since we are not registered under the Investment Company Act, none of these restrictions are applicable to us. The general partner is not registered as a broker-dealer under the Exchange Act or with the National Association of Securities Dealers, Inc. (“NASD”), and consequently, is not subject to the record keeping and specific business practice provisions of the Exchange Act or NASD. In addition, our general partner is not registered as an investment adviser under the Investment Advisers Act of 1940, as amended (“Advisers Act”), and consequently, is not subject to the record keeping, disclosure and other obligations specified in the Advisers Act.

If either the partnership or any of our subsidiaries were treated as a “passive foreign investment company,” certain adverse U.S. federal income tax consequences could result to U.S. tax persons owning partnership units.
It is anticipated that the partnership and the Cyprus Subsidiary will be treated as partnerships for U.S. federal income tax purposes. The general partner intends to treat the partnership and the Cyprus Subsidiary as partnerships for U.S. federal income tax purposes; provided, however, following the reorganization of the Cyprus Subsidiary, the Cyprus Subsidiary will be treated as an entity disregarded as separate from the partnership. If either the partnership or the Cyprus Subsidiary is recharacterized by the IRS as a foreign corporation, it is possible that either the partnership or the Cyprus Subsidiary could be treated as a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes.

A foreign corporation will be treated as a PFIC for U.S. federal income tax purposes if at least 75% of its gross income for any taxable year consists of certain types of “passive income” or at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties that are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” U.S. tax persons owning an equity interest in a PFIC are subject to a disadvantageous U.S. federal income tax regime with respect to income derived by the PFIC, distributions received from the PFIC and gains, if any, derived from the sale or other disposition of ownership interests in the PFIC. If either the partnership or the Cyprus Subsidiary is treated as a PFIC or owns an interest in an entity treated as a PFIC for any taxable year, we will provide information to U.S. tax persons owning partnership units to enable them to make certain elections to alleviate certain of the adverse U.S. federal income tax consequences that would arise as a result of holding an interest in a PFIC.

While there are legal uncertainties involved in this determination, and we have not received and do not intend to seek an opinion of counsel or the IRS, the general partner believes that the German Subsidiary should not be treated as a PFIC based on the operations in the SPVs. We currently intend for each SPV to hire its crew and operate its ship under a day rate arrangement. However, if the vessels were rented to third parties who operated and staffed the vessels (a “bare boat charter”), the rental income from such vessel would likely be considered “passive income” and as a result, the German Subsidiary could possibly be treated as a PFIC if either the income or assets test described above is satisfied. There is no assurance that the nature of our assets, income and operations will not change in the future or that we can avoid being treated as a PFIC in the future.

If either the partnership or any of the subsidiaries of the partnership were treated as a Controlled Foreign Corporation, certain adverse U.S. federal income tax consequences could result to certain U.S. tax persons owning partnership units.
It is anticipated that the partnership and the Cyprus Subsidiary will be treated as partnerships for U.S. federal income tax purposes, and the general partner has treated the partnership and the Cyprus Subsidiary as partnerships for U.S. federal income tax purposes; provided, however, as a result of the reorganization of the Cyprus Subsidiary, the Cyprus Subsidiary will be treated as an entity disregarded as separate from the partnership. If either the partnership or the Cyprus Subsidiary is recharacterized by the IRS as a foreign corporation, it is possible that either the partnership or the Cyprus Subsidiary could be treated as a “controlled foreign corporation” (“CFC”) for U.S. federal income tax purposes.

A foreign corporation, more than 50% of whose vote or value is owned by “U.S. Shareholders,” is a CFC. For this purpose, a U.S. Shareholder is a U.S. tax person owning directly, indirectly or constructively 10% or more of the foreign corporation’s total combined voting power. If a foreign corporation is a CFC, every person who is a U.S. Shareholder of such corporation and who directly or indirectly owns stock in such corporation on the last day of the taxable year in which the foreign corporation is a CFC, must include in his gross income his pro rata share of the CFC’s “subpart F income” for such year and “increases in investments in U.S. property” made by the CFC during its tax year. Generally, subpart F income includes passive income earned by a CFC as well as certain types of sales, services or insurance income. The definition of passive income for CFC purposes is the same as passive income for PFIC purposes discussed above. Under the existing entity structure, while the general partner does not anticipate that the partnership will have U.S. tax persons owning a 10% or more interest in the partnership, no assurance can be given that we will not have such holders or that we or one or more of our subsidiaries will not be considered a CFC; provided, however, following the reorganization of the Cyprus Subsidiary, it is anticipated that the partnership will likely have U.S. Tax Persons owning units in the partnership that may be treated as U.S. Shareholders of any subsidiary of the partnership that is a foreign corporation which could result in such subsidiary being treated as a CFC. Additionally, if we or our subsidiaries are classified as a CFC, a U.S. tax person that directly, indirectly or constructively owns less than 10% of the value of the partnership’s units, and, with respect to a subsidiary of the partnership classified as a CFC, has no other direct, indirect or constructive ownership in such CFC, would not be subject to U.S. federal income tax under the CFC rules; but, they might be considered to own an equity interest in a PFIC.

We have and may incur substantial capital commitments to the AHTS SPVs that own our vessels. The failure to make any such capital contributions could result in a loss of partial ownership of such AHTS SPVs and cause severe financial results.
In order to outfit our AHTS vessels for operation and establish adequate operational reserves, we are committed to provide capital contributions to the AHTS SPVs in an aggregate amount of up to $58,371,143 (EUR 40,725,000) based on capital contributions through March 15, 2010 upon the request of the general partner of the AHTS SPVs. The failure to fulfill such capital commitments could result in a loss of partial ownership of such SPVs, which could have a material adverse effect on our operating results and financial condition resulting in the partial or complete loss of an investment in the partnership.

While our initial business strategy is to invest in new vessels, our Partnership Agreement authorizes the general partner to make investments in anything related to the shipping industry.
We were formed for the primary purpose of acquiring, managing and operating vessels including AHTS vessels, heavy lift vessels, break bulk vessels, tankers and other specialty vessels initially through the Cyprus Subsidiary. However, pursuant to the Partnership Agreement, the general partner has broad discretion to acquire shipping assets directly or indirectly in any manner in the shipping industry. In the event the general partner elects to complete the acquisitions of shipping related assets other than through the Cyprus Subsidiary, our business plan and investment returns may be different than those outlined herein.

Our financing arrangements contain restrictive covenants that limit our liquidity and ability to make distributions.
Our existing credit facilities impose operational and financial restrictions on us. In addition, future financing arrangements may impose similar or additional restrictions. Examples of these restrictions include, but are not limited to, limitations on our ability to:

•	incur additional indebtedness;
•	create additional liens on our assets;
•	make investments or loans;
•	engage in mergers or acquisitions;
•	make distributions to our partners;
•	ship certain types of cargo;
•	enter into certain types of charter agreements;
•	maintain unrestricted cash reserves; and
•	make capital expenditures.

Our failure to comply with the terms of the existing credit facilities or any other financing arrangements we enter into could lead to defaults, in which case our lenders could accelerate our indebtedness and foreclose on our vessels or other assets securing such loans. The loss of any vessels or other assets would have a material adverse effect on our operating results and financial condition.

Our exit strategies are subject to market uncertainties.
The feasibility and terms of any proposed exit strategies for our investments will depend on factors that are not within the control of the general partner or the partnership including fluctuations in market conditions, status of capital markets, effect of applicable legislation and political and economic conditions. Consequently, the precise timing of the disposition of an investment and the manner of disposition are impossible to predict, and no assurance can be given that such disposition will be achieved on favorable terms, if at all.

An investment in our partnership units is not and will not be liquid and our limited partners will not be able to sell their units.
Our limited partners will not be able to sell or transfer partnership units without the approval of the general partner. In addition, any transfer of units may be made only if the transfer is registered or exempt from registration under the Securities Act of 1933 (“Securities Act”) and other applicable state securities laws. There currently is not a market for the units, and we do not expect a market to exist in the foreseeable future. Our limited partners will not be able to liquidate their investment in their partnership units in the event of an emergency or for any other reason. Additionally, partnership units may not be accepted as collateral for loans. The duration of the partnership is perpetual and there is no guarantee the partnership will liquidate within any specified time frame, although the partnership may be dissolved upon the approval of the partners holding at least eighty percent (80%) of the Class A, B, C and general partner units.

We are a Cayman Islands limited partnership, and the Cayman Islands do not have a well developed body of partnership law.
Our affairs are governed by our formation documents, Partnership Agreement and the business laws of the Cayman Islands. The provisions of such laws may be similar to provisions of partnership laws of a number of states in the United States; however, there have been few, if any, judicial cases in the Cayman Islands interpreting such laws. The rights and fiduciary responsibilities of the general partner and limited partners under the law of the Cayman Islands are not as clearly established as the rights and fiduciary responsibilities of such partners under statutes or judicial precedent in existence in certain U.S. jurisdictions. As a result, our partners may have more difficulty in protecting their interests in the face of actions by management or the general partner than would partners of a partnership formed in a U.S. jurisdiction.

It may be difficult to enforce service of process and enforcement of judgments against us, our officers and our directors.
We are a Cayman Islands limited partnership and almost all of our assets will be located outside of the United States. Our operating structure also includes Cyprus and German entities. As a result, it may be difficult enforcing, both in and outside of the United States, judgments obtained in the U.S. courts against us, including actions based upon the civil liability provisions of U.S. federal or state securities laws. There is also substantial doubt that the courts of the Cayman Islands, Cyprus, Germany or any other foreign jurisdiction would enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws.

Our Partnership Agreement permits us to issue additional units without our partners’ approval, which would dilute existing unitholders’ interest.
Our Partnership Agreement permits our general partner to create additional classes of units and issue additional units without any additional approval from our limited partners. We are permitted, without any further approval of the limited partners, to issue additional classes of units at any time in the future which may be pari passu with or junior to the existing units, but which may not, unless approved by the limited partners, be senior to the General Partner, Class A, Class B, Class C or Class D units with respect to right and timing of payment; provided, that any additional class of units shall not be considered senior solely as a result of it being issued at a different price or with allocation or distribution participation percentage rights as to specific assets or income streams that are different than the rights of the General Partner, Class A, Class B, Class C or Class D units. The issuance of additional units may dilute the value of the interests of the existing unitholders in our net assets and dilute the interests of unitholders in distributions by us.

The issuance of additional partnership units may result in adverse tax consequences to purchasers of such additional partnership units.
The issuance of additional units to prospective purchasers could result in adverse tax consequences to the purchasers of such additional units if the fair market value of the assets of the partnership has significantly increased at the time of the issuance of such additional units. Under the Partnership Agreement, purchasers of additional units may receive disproportionate allocations of items of income and gain in the year of issuance of such additional units if the partnership determines to adjust the book value of the assets of the partnership as permitted by the capital account maintenance rules contained in Treasury Regulations. However, the IRS may take the position that the issuance of such additional units should result in a currently taxable capital shift to the purchaser of such additional units.

If the partnership is deemed to be an investment company under the Investment Company Act, we will not be able to execute our business strategy.
Because we can operate in a manner similar to venture capital funds, there is a risk that the SEC or a court might conclude that we fall within the definition of an “investment company,” and unless an exemption is available, we would be required to register under the Investment Company Act. Compliance with the Investment Company Act as a registered investment company would cause us to significantly alter our business strategy of participating in the management and development of affiliated entities, impair our ability to operate as planned and harm our business. In addition, our contracts might become voidable and a court could appoint a receiver to take control of and liquidate our business.

The SEC has adopted Rule 3a-1 that provides an exemption from registration as an investment company if an entity meets both an asset and income test and is not otherwise primarily engaged in an investment company business. Such investment company business would consist of such acts as holding itself out to the public as such or by taking controlling interests in entities with a view to realizing profits through subsequent sales of these interests. An entity satisfies the asset test of Rule 3a-1 if it has no more than 45% of the value of its total assets, adjusted to exclude U.S. Government securities and cash, in the form of securities other than interests in majority-owned subsidiaries and entities which it primarily and actively controls. An entity satisfies the income test of Rule 3a-1 if it has derived no more than 45% of its net income for its last four fiscal quarters combined from securities other than interests in majority owned subsidiaries and primarily and actively controlled entities.

Our business strategy and activities involve taking mainly majority ownership and primary controlling interests in partner entities with a view of participating actively in their management and development. We believe that this strategy and the scope of our business activities would not cause us to fall within the definition of an investment company or, if so, provide us with a basis for an exclusion from the definition of an investment company under the Investment Company Act. We cannot assure investors that our organizational structure and business strategy will preclude regulation under the Investment Company Act, and we may need to take specific actions that would not otherwise be in our best interests to avoid such regulation.

If we fell under the definition of an investment company and were unable to rely on an available exemption or obtain an order of the SEC granting an exemption, we would have to register under the Investment Company Act and comply with substantive requirements applicable to registered investment companies. These requirements include:

•	limitations on our ability to borrow;
•	limitations on our capital structure;
•	restrictions on acquisitions of interests in associated companies;
•	prohibitions on transactions with affiliates;
•	restrictions on specific investments; and
•	compliance with reporting, record keeping, voting, proxy disclosure and other rules and regulations.

Certain rules and regulations under the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Internal Revenue Code of 1986, as amended (“the Code”) could significantly change our operations and prevent us from executing our business model.
The rules under ERISA and the Code are broadly construed and may change by the issuance of new guidance or new interpretations of existing rules. Depending on how such rules are construed or change, such rules could adversely affect investment in the partnership.

There are numerous rules under ERISA and the Code that apply to employee benefit plans and their fiduciaries. On a fairly regular basis, new rules under ERISA and the Code are issued by the applicable regulatory authorities. In addition, the courts and regulators regularly issue other binding and non-binding guidance regarding the application of these rules. Often this guidance is based on a specific fact pattern which could be analogous to one or more of the features of the partnership and our investments. The impact and interpretation of these rules by courts and regulators may change without warning or may not be fully understood at this time. In formulating our organizational structure, we have attempted to comply with these rules in good faith; however, these rules and some of the guidance related thereto create uncertainty as to whether certain features involving the partnership are in compliance with ERISA and the Code. In the event our compliance efforts concerning these rules prove to be insufficient or incorrect, an investment in the partnership units may suffer significant adverse effects. In particular, the fiduciaries of the partnership and a “benefit plan investor” could be required by the courts and/or regulators to unwind any transaction that results in a violation of ERISA and/or the Code and pay penalties in connection with the transaction such as penalties for the breach of fiduciary duties under ERISA and excise taxes for the engagement in prohibited transactions under the Code. Moreover, depending on the extent to which the partnership and “benefit plan investors” may be required to unwind a transaction, it may not be in our best interest to remain as a going concern.

If our assets are deemed to be “plan assets,” we may not be able to execute our business strategy.
If our ownership of “benefit plan investors” were to equal or exceed 25% of any class and we were unable to comply with the venture capital operating company requirements, our assets could be deemed “plan assets” which could adversely affect our operations, administration and the duties, obligations, liabilities and remuneration of the general partner. As a result of our acceptance of a limited number of ERISA partners to date and our desire to avoid having our assets deemed to be “plan assets,” our Partnership Agreement includes certain ERISA provisions to provide us with some means of avoiding having our assets deemed to be “plan assets.” These provisions may not enable us to avoid having our assets deemed to be “plan assets.”

All of our business decisions will be made by the general partner.
Control of our business and affairs is vested exclusively in the general partner. The limited partners have no contractual right to participate in our management, except that the limited partners have the right to remove the general partner under limited circumstances and the Class D partners have certain limited approval rights with respect to actions taken through our Cyprus Subsidiary. The general partner may transfer all of its General Partner units, and thereby substitute another person as the general partner, without the approval of the limited partners.

There may be conflicts of interest as a result of the general partner’s ability to engage in other business and investment activities.
The general partner and its affiliates are permitted to engage in other business and investment activities outside of the partnership. The general partner will receive reimbursements from us for various expenses and certain affiliates of the general partner will receive payments from us in connection with our operations. The general partner and certain of its affiliates will receive compensation from us or our operations regardless of our profitability. The general partner may contract for goods and services on our behalf in non arm’s-length transactions with affiliates of the general partner. Additionally, certain officers and/or directors of the general partner will also devote substantial business time and efforts to other entities organized in the future by the general partner or its affiliates. For example, certain officers and directors of the general partner serve in similar capacities with respect to FLTC Fund I, an affiliate of the general partner, which is engaged in a similar line of business to ours. FLTC Fund I is also a co-borrower under the Nord/LB credit facility. Additionally, we pay monthly fees to DCMI, which is owned in part by the chief financial officer of our general partner, in exchange for DCMI’s performance of certain administrative and professional services on our behalf.

There may be conflicts of interest as a result of the general partner’s limitation of liability and indemnification under our Partnership Agreement.
Under the terms of our Partnership Agreement and to the extent not expressly inconsistent with applicable law, the general partner shall not be liable, responsible or accountable for any damages, losses, claims, liabilities, expenses, judgments, fines, demands or other amounts, or in any other manner whatsoever to us, any partner or any other person or entity for any action taken or for the failure to take any action on our behalf within the reasonable scope of the authority conferred on the general partner under our Partnership Agreement or by law, unless the act or inaction giving rise to a claim against the general partner is determined to have constituted actual fraud, gross negligence, willful misconduct or recklessness against the partnership.

Furthermore, under the terms of our Partnership Agreement and to the extent not expressly inconsistent with applicable law, the partnership, its receiver, its trustee and its successors or assigns, shall indemnify the general partner against and save it harmless from any claim, demand, judgment or liability, and against and from any loss, cost, fee, fine, damage or expense (including, without limitation, attorneys’ fees and court costs), that may be made or imposed upon the general partner by reason of or arising with respect to (i) any act performed for or on our behalf or in furtherance of our business, (ii) any inaction on the part of the general partner, (iii) any liabilities arising under any foreign, federal and state securities laws to the extent permitted under applicable law, (iv) any liabilities arising under any and all other laws as in effect from time to time, or (v) the general partner’s status as a partner or as an employee, consultant or agent of the partnership or any affiliate thereof, and regardless of whether brought by a third-party, by a partner or by or on behalf of the partnership.

There may be conflicts of interest as a result of the diversity of our limited partners.
Our limited partners may include U.S. taxable and tax-exempt entities and institutions from jurisdictions outside of the United States. Such limited partners may have conflicting investment, tax and other interests with respect to their interests in the partnership. The conflicting interests of individual limited partners may relate to or arise from, among other things, the nature of our ship investments, structuring of the acquisition of assets and timing of the disposition of such assets. As a consequence, conflicts of interest may arise in connection with decisions made by our general partner, including with respect to the nature or structuring of ship investments, that may be more beneficial for one limited partner than for another limited partner, especially with respect to limited partners’ individual tax situations. In selecting and structuring appropriate asset acquisitions, the general partner will consider the business strategy and tax objectives of the partnership and the partners as a whole, not the individual business strategy, tax or other objectives of any limited partner.

There may be conflicts of interest as a result of our general partner’s carried interest.
Pursuant to the terms of our Partnership Agreement, our general partner is entitled to receive a portion of distributions that would otherwise be distributed to our limited partners. Our general partner paid $100 per unit for the general partner units it purchased, which are entitled to their pro rata portion of any allocations and distributions alongside our Class A, B and C units. However, in addition to this pro rata right, our general partner is entitled to a portion of all amounts which would otherwise be distributable to our Class A limited partners, or “carried interest.” This carried interest is payable in connection with our general partner’s actions as general partner and is not in respect of any capital contributed by the general partner. Because of our general partner’s carried interest, our general partner might not always be aligned with the interests of our limited partners due to the possibility that our general partner may be inclined to make riskier or more speculative investments on our behalf than would the case in the absence of such carried interests. However, the incentive of our general partner to make any such risky or speculative investments may be tempered by reason of the capital investments of our general partner and its affiliates and by the fact that losses will reduce our performance as well as the amount of any distributions to our general partner.

There may be conflicts of interest as a result of our legal representation.
Our attorneys have acted as counsel to the partnership in connection with various activities and as counsel to our general partner and certain of its affiliates. The partnership will generally engage common legal counsel to represent such parties in a particular transaction, including a transaction in which different parties may have conflicting interests. Although separate counsel may be engaged from time to time in the sole discretion of our general partner, our general partner believes the advantages of having a common counsel for the partnership, time and cost savings and other efficiencies usually outweigh the disadvantages.

Dissolution of the partnership may have adverse consequences.
The partnership may be dissolved at any time by the general partner. Dissolution of the partnership could occur at a time that would be disadvantageous to our limited partners upon the approval of partners holding at least 80% of our partnership units (other than Class D units). The partnership units may be materially and adversely affected by our dissolution and our limited partners may sustain economic losses, including adverse U.S. federal income tax consequences, from such dissolution. Upon dissolution or termination of the partnership, the proceeds realized from the liquidation of assets, if any, will be distributed to our limited partners after the satisfaction of the claims of our creditors and the establishment of any reserves that the general partner deems necessary for any contingent or unforeseen liabilities or obligations. Accordingly, our limited partners’ ability to recover all or any portion of their investment under such circumstances will depend upon the amount of funds realized and claims to be satisfied in connection with the dissolution.

Item 2. Properties

Our most significant assets are and will continue to be the vessels we own and plan to acquire, each of which is described in this Form 10-K under Item 1. Business. Additionally, in connection with our service agreement with DCMI, DCMI allows us to use the 2,697 square feet of office space located at 5580 Peterson Lane in Dallas, Texas, which comprises a portion of the leased space governed by a master lease agreement with Peterson Place Partners, Ltd. This office space serves as our principal corporate office in Dallas, Texas, and is currently adequate to accommodate our office needs. Functions performed in the Dallas office include overall corporate management, planning and strategy, corporate finance, investor relations, governmental affairs and accounting, tax, treasury, information technology, legal and human resources support functions.

Item 3. Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. No director, executive officers or affiliate of ours or owner of record or beneficially of more than five percent of any class of our limited partner units is a party adverse to us or has a material interest adverse to us in any proceeding. In the opinion of management, as of December 31, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our limited partnership units are not publicly traded. There is no market for these units and it is unlikely that a market will develop. As of March 22, 2010, the number of units outstanding and number of partners were as follows:

Title of Class	Number of Partners	Number of Units
General Partners	1	9,900
Class A Limited Partners	661	614,216
Class B Limited Partners	47	84,313
Class C Limited Partners	—	—
Class D Limited Partners	2	2,000
	711	710,429

Dividends are not paid on the limited partnership units. At the general partner’s discretion, we may, from time-to time, distribute excess cash flows or capital proceeds to the partners in the event that such funds exist or are earned. Our distribution provisions can be found in our Second Amended and Restated Agreement of Limited Partnership, included as Exhibit 3.4 to this Form 10-K. No distributions were made to our limited partners during the years ended December 31, 2009 and 2008, and we do not anticipate paying distributions during 2010. Distributions can only be paid after all operating costs and debt service. Additionally, certain provisions of our debt instruments restrict the amount of potential cash available for distribution. Please refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Financing Arrangements in the Liquidity and Capital Resources section.

During the time period beginning on our formation on October 18, 2006 and ending on December 31, 2009, we issued and sold approximately 708,457 General Partner, Class A and Class B limited partnership units to our partners at a purchase price of $100.00 per unit. Out of these units, 9,900 were General Partner units issued to our general partner, 612,244 were Class A limited partner units and 84,313 were Class B limited partner units. We also issued 2,000 Class D limited partner units in exchange for certain securities of our Cyprus Subsidiary.

During the quarter ended December 31, 2009, we issued and sold approximately 6,626 Class A limited partner units to our partners at a purchase price of $100.00 per unit. No General Partner, Class B, or Class D units were sold or issued during the quarter.

Exemption from registration for Sales of Restricted Securities

None of these sales were registered with the SEC. Each of these sales were deemed to be exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereof, as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities. The purchasers of the securities in each transaction were accredited investors as defined in Regulation D, and such purchasers made representations to us regarding their status as accredited investors and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Registration of sales to accredited investors is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation. All purchasers were provided a private placement memorandum containing all material information concerning the partnership and the offering. All purchases were made with cash and the total amount of cash consideration for those securities was approximately $70,645,720.

Issuer Purchases of Equity Securities

We did not repurchase any of our partnership units during the fourth quarter of fiscal 2009.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is a discussion of our historical consolidated financial condition and operating results for the fiscal years ended December 31, 2009 and 2008. This report should be read in conjunction with our audited consolidated financial statements and related notes as presented elsewhere in this report.

The discussion includes forward-looking statements. As such, the cautionary language applicable to such forward-looking statements described above in Forward-Looking Statements is incorporated by reference into this section. Forward-looking statements are management’s best estimates, and actual results could differ substantially from those estimates. Among the factors that could cause actual results to differ materially are those discussed in this Form 10-K under Item 1A. Risk Factors.

Our functional currency is the U.S. dollar (“USD”). However, the functional currency of many of our subsidiaries is the Euro (“EUR”). All amounts are stated in USD, and where the amount relates to a subsidiary, the amount has been restated in EUR following the USD amount. Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of December 31, 2009. Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred. When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used. When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Overview

The partnership is a Cayman Islands exempted limited partnership formed in October 2006 with III to I International Maritime Solutions Cayman, Inc. as our general partner. Through our subsidiaries, we own majority interests in nine anchor-handling tug supply (“AHTS”) vessels, six of which are in operation, and non-controlling interests in two multipurpose bulk carrier vessels (“mini-bulkers”) currently in operation. The first three AHTS vessels were delivered in 2009, with three more AHTS vessels being delivered so far in 2010.

The average charter rate per day based on contracts currently in place as of December 31, 2009 was $32,333 per day. Our first AHTS vessel, UOS Atlantis, was delivered in February 2009. The vessel was placed in operation through a one-year charter through March 2010. On November 4, 2009, an extension of this charter was executed, resulting in an adjustment to the rate and an extension of the term of the contract through March 14, 2011. The new rate was retroactive to September 16, 2009. Our second AHTS vessel, UOS Challenger, was delivered in May 2009. It began operating in June 2009 under a charter agreement with a term of approximately seven months with an option for an additional 18 months, which was exercised on December 16, 2009. Our third AHTS vessel, UOS Columbia, was delivered in October 2009, and was placed into the North Sea spot market, where it completed two short-term charters over its first sixty days in operation, one for seven days and one for one day. The vessel then began operating under the first of two short-term charters, the second of which began in mid-February as a three month charter, with options for one three month extension and ninety one-day extensions. The last three AHTS vessels were delivered one in February 2010 and two in March 2010, and are currently seeking charters.

Each of the entities holding one of our AHTS vessels (each an “AHTS SPV”) has entered into a ship management agreement with Hartmann Offshore for the management of its respective vessel. Each of our mini-bulkers is managed by Reederei Hesse. Reederei Hesse and their affiliates and affiliates of the Hartmann Group collectively own the remaining ownership of each of the mini-bulkers. In addition to our AHTS vessels and mini-bulker acquisitions, we have advanced funds for the potential purchase of a chemical tanker to be held in a separate special purpose entity (“SPV”) which will be owned by Kronos Shipping I, Ltd. (“Kronos”). If the acquisition of the chemical tanker is completed, we intend to retain Bernhard Schulte Shipmanagement (“Schulte Group”) to manage the operations of our chemical tanker as part of a fleet of like-kind vessels in the Hanseatic Tanker Pool.

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general, we are currently re-evaluating our intentions with respect to the chemical tanker, and believe it is unlikely that we will complete the acquisition of the tanker unless the shipyard constructing the vessel agrees to significant concessions, to include timing of construction installments and an adjustment to the overall contract price. We have therefore recognized an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907. If we do formally forfeit our option to acquire the tanker, we expect to recognize gain on the extinguishment of debt of $5,300,000 in a future period. The net result of this would be a loss of approximately $4,574,907, which in the end represents liquidating damages of $3,000,000 plus our capitalized costs approximating $1,574,907. Please refer to the caption Chemical Tanker Transaction/Schulte Group Facility/Kronos under Financing Arrangements in the Liquidity and Capital Resources section for additional information regarding the potential acquisition of the chemical tanker.

With the first six AHTS vessels delivered and the first three operating under charters, our operations have begun to shift focus from development stage to vessel operations, and we are therefore no longer a development stage company as defined the Development Stage Entities topic of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), FASB ASC 915.

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

Our AHTS vessels could support offshore deep sea oil and gas drilling in any of the following locations: the North Sea, Gulf of Mexico, Mediterranean Sea, Brazil, Indian Ocean, West Africa, Southeast Asia and Australia. They will generally be available to work worldwide, with the exception of the United States due to Jones Act restrictions. Once in operation, we anticipate that our AHTS vessels will earn revenue through time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or long-term charters, which typically range from one to three years.

In March 2009, we entered into an agreement (“AHTS Pool Agreement”) with United Offshore Support GmbH & Co. KG (“UOS”), an affiliate of Hartmann Offshore and a member of the Hartmann Group, to participate in a revenue pool comprised of our nine AHTS SPVs and three AHTS SPVs owned by our affiliate, FLTC Fund I (the “Pool Members,” together the “UOS AHTS Pool”). The agreement names UOS as the “Pool Manager,” with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement. Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its revenue less voyage expenses (“Voyage Results”) with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business. The AHTS Pool Agreement will have no effect on our consolidated revenues until such time as one of the FLTC Fund I vessels is placed in service, which is expected to occur in May 2010. Under these arrangements, our AHTS SPVs will typically be responsible for their individual vessel operating expenses such as crew costs, class costs, insurance on the vessel and routine maintenance. Class costs represent the cost of maintaining our vessels to the level which permits them to obtain annual quality certificates applicable to the AHTS vessel class, mandatory inspections every two and one half years and dry docking, which is mandatory every five years. Crew costs represent the cost of employing the crews, including wages, which operate the vessel.

AHTS Vessel Net Daily Earnings
Our AHTS vessels will operate under time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or long-term charters, which typically range from one to three years, including renewal options. Under these arrangements, our AHTS SPVs will typically be responsible for vessel operating expenses such as crew wages, class costs, insurance on the vessel and routine maintenance, as well as management fees as described below. A vessel’s net daily earnings will consist of the revenue earned under that vessel’s charters less that vessel’s operating expenses, which would not include interest expense on acquisition debt. A description of the current AHTS vessels and their net daily earning during 2009, is set forth below.

•
UOS Atlantis – Our first AHTS vessel, UOS Atlantis, was placed in service upon delivery on February 27, 2009, and began operating under its current charter on March 15, 2009. Our net daily earnings for UOS Atlantis averaged $9,345 for the year ended December 31, 2009, based on the date the vessel was placed in service through December 31, 2009. Included in this vessel’s revenue is a mobilization fee of $100,000, which is a one-time fee due under the charter contract for the initial mobilization of the vessel to its charter destination, as well as approximately $60,000 related to the sale of the fuel on board the vessel to the charterer at the time of delivery of the vessel into its charter. Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $405,361 for the year ended December 31, 2009. Also included in current results are expenses related to damage to the vessel’s propeller sustained in July while the vessel was in port totaling $590,191.

•
UOS Challenger – Our second AHTS vessel, UOS Challenger, was placed in service upon delivery on May 28, 2009, and began operating under its current charter on June 24, 2009. Our net daily earnings (deficit) for UOS Challenger averaged ($2,543) for the year ended December 31, 2009, based on the date the AHTS vessel was placed in service through December 31, 2009. Included in this vessel’s revenue is a mobilization fee of approximately $650,000. Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $316,819 for the year ended December 31, 2009. Also included are charges related to repairs resulting from damage to the AHTS vessel’s main winch sustained during regular operations, and compensation due to the charterer related to days the vessel was unavailable to the charterer while the repairs on the main winch were made, totaling $760,519 for the year ended December 31, 2009.

•
UOS Columbia – Our third AHTS vessel, UOS Columbia, was placed in service upon delivery on October 5, 2009 in the North Sea spot market. During its first sixty days of operations, it performed under two spot charters, one for one week and one for one day. On December 10, 2009, it began operating under the first of two short-term charters, where it performed towing services, completing this charter in mid-January. The vessel continues to operate under its second short-term charter, which began in early February for a three month term, with the potential for one three month extension and ninety one-day extensions. Our net daily earnings (deficit) for UOS Columbia averaged ($18,515), based on the date the AHTS vessel was placed in service through December 31, 2009. Included in this vessel’s revenue is a mobilization fee of approximately $300,000. Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $30,091 for the year ended December 31, 2009. Also included in the results of operations is $810,118 of revenue from the sale of the fuel on board the vessel at the time of the vessel’s delivery into its charters, which is offset by the fuel expense of $1,075,232, with the net fuel cost contributing to the deficit.

•	UOS Discovery – Our fourth AHTS vessel, UOS Discovery, was delivered on February 16, 2010, and is currently not under charter.

•	UOS Endeavour – Our fifth AHTS vessel, UOS Endeavour, was delivered on March 11, 2010, and is currently not under charter.

•	UOS Explorer – Our sixth AHTS vessel, UOS Explorer, was delivered on March 15, 2010, and is currently not under charter.

Our commercial manager, UOS, is currently pursuing opportunities with charterers for our idle vessels.  The remaining three AHTS vessels are currently scheduled for delivery during April 2010, although delays in delivery of one or two months are expected for the last three vessels.

The current AHTS market reflects day rates which are significantly off the high day rates experienced at the peak of the market during 2007.  This can be traced to the weakening of the economy over the past 24 months, combined with the contraction in the credit markets.  Both of these factors have negatively impacted budgets for exploration and development, especially outside of the major oil companies.  If economic expectations rise or the price of oil increases significantly, we would expect day rates to firm.  However, we do not expect significant strengthening of day rates until the credit markets fully recover, allowing both the major oil companies and the smaller second-tier oil companies to expand their exploration and development budgets.

If the current environment were to continue or worsen, and we were unable to achieve adequate utilization of our vessels, the delivery of the additional vessels and the associated operating costs and debt service will negatively impact our financial results.

Results of Operations

	Years Ended December 31,
	2009	2008

Time charter revenue	$19,415,498	$—

Operating expenses:
Vessel operating expenses	19,484,824	—
Loss on impairment of deposit on asset acquisition	9,874,907	—
Professional fees	3,151,608	1,499,873
Brokerage and representation fees	725,980	656,250
Other operating expenses	847,757	544,831
Total operating expenses	34,085,076	2,700,954

Operating loss	(14,669,578)	(2,700,954)

Other income (expense):
Interest income	999,078	2,768,138
Interest expense	(3,660,121)	(1,005,205)
Loss on interest rate swaps	(9,272,915)	—
Foreign currency transaction gain (loss)	335,094	(2,129,747)
Equity in income (loss) of unconsolidated entities	(640,124)	46,770
Total other income (expense)	(12,238,988)	(320,044)

Net loss	(26,908,566)	(3,020,998)
Net loss attributable to the non-controlling interest	2,675,378	247,818
Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(24,233,188)	(2,773,180)
Less general partner's interest in net loss	(348,831)	(48,712)
Limited partner interest in net loss	$(23,884,357)	$(2,724,468)

Net loss per general partner unit:
Basic and diluted	$(35.23)	$(4.92)
Weighted average general partner units outstanding	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(35.23)	$(4.92)
Weighted average limited partner units outstanding	677,864	553,741

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues
Revenues consist of charter revenue earned by our delivered AHTS vessels.

Revenues increased approximately $19,415,000 for the year ended December 31, 2009 compared to the year ended December 31, 2008, when we had no revenue. This increase represents revenue earned on our first three AHTS vessels, which began operation under charters in March, June and October 2009, respectively.

Vessel Operating Expenses
Vessel operating expenses consist of expenses related to the operation of our vessels, and include depreciation but do not include interest expense related to the Senior Loan or the RHKG Loan Agreements.

The vessel operating expenses of approximately $19,485,000 for the year ended December 31, 2009 represent operating costs for our first three AHTS vessels placed in service on February 27, 2009, May 28, 2009 and October 5, 2009. We did not have any vessel operating expenses prior to the first AHTS vessel being placed in operation. Vessel operating expenses for the year ended December 31, 2009 include approximately $2,485,000 of charges related to vessel repairs, the majority of which is related to the accidental loss of the main working wire of UOS Challenger during operations, damage to the main winch of UOS Challenger also sustained during operations, and damage to the propeller of UOS Atlantis sustained in a collision with an underwater object while the vessel was in port. We received a payment of $250,000 from a claim under the loss of hire insurance for UOS Atlantis. We have filed claims related to the other incidents, but we are not sufficiently far along in our claims process to accurately estimate the amount of compensation, if any, that would be payable under the various policies.

Loss on impairment of deposit on asset acquisition
The loss on impairment of deposit on asset acquisition of approximately $9,875,000 is due to recognition of an impairment in the value of the chemical tanker option held through Kronos in accordance with FASB ASC 360, Property, Plant and Equipment. The impairment loss is indicative of our current belief that we are unlikely to complete our acquisition of the tanker, and the deposit made and capitalized costs will be forfeited. If we do formally forfeit our option to acquire the tanker, we expect to recognize gain on the extinguishment of debt of $5,300,000 in a future period. The net result of this would be a loss of approximately $4,575,000, which in the end represents liquidating damages of $3,000,000 plus our capitalized costs approximating $1,575,000.

Professional Fees
Professional fees consist of legal, accounting, audit, tax, management and consulting fees.

The increase in professional fees of approximately $1,652,000, or 110%, from approximately $1,500,000 for the year ended December 31, 2008 compared to approximately $3,152,000 for the year ended December 31, 2009, was due to an increase in legal and consulting fees related to our consent solicitation, amendment of our limited partnership agreement, restructuring of our Cyprus Subsidiary, preparation for the filing of our initial registration statement and other matters, including the formation of our wholly owned subsidiary, Kronos, and responding to SEC inquiries regarding our initial registration statement and legal and consulting work related to financing options for our additional capital needs. These factors accounted for approximately $812,000 of the increase. Increases in audit and consulting fees of approximately $320,000 were related to the increased regulatory environment to which we are subject. Additionally, the fees charged related to our administrative and professional services agreement with Dental Community Management, Inc. (“DCMI”), which maintains our books and records and handles all our business activities, accounted for $620,000 of the increase. Their monthly fee was $25,000 through April 2008, $60,000 per month from May to December 2008 and $100,000 per month thereafter. The increases in the fee to DCMI relate to significant increases in all areas of our business, including the complexity of the regulatory environment under which we operate, the management services provided by DCMI personnel in relation to our regulatory environment, and our business activities as the AHTS vessels are placed in service. These differences were partially offset by decreases to our financing fees of $100,000.

Brokerage and Representation Fees
Brokerage and representation fees consist of fees paid to providers of our ship brokerage, representation and consulting services. The last payment under our current agreement which is related to the acquisition of the AHTS vessels was due during the fourth quarter of 2009.

Our brokerage and representation fees for the year ended December 31, 2008 as compared to that for the year ended December 31, 2009 increased by approximately $70,000, due to our retaining a consultant to assist in negotiations surrounding the acquisition of the remaining vessels.

Other Operating Expenses
Other operating expenses consist of office and administrative expenses, travel expenses and bank fees that are not directly related to financing arrangements.

The increase in other operating expenses of approximately $303,000, or 56%, from approximately $545,000 for the year ended December 31, 2008 to approximately $848,000 for the year ended December 31, 2009, was due to an increase in commissions related to the chartering of our vessels of $344,000, and an increase in bank fees and miscellaneous and office costs of approximately $100,000. These increases were offset by a decrease in travel and other administrative costs of approximately $141,000.

Interest Income
Interest income is earned on balances in various operating and money market accounts in which our funds are held. As funds are raised, they are deposited in operating accounts in the United States and in interest bearing accounts in foreign countries. Amounts necessary for operations and payment of upcoming AHTS vessel construction installments are held in these accounts. In the past, as construction payments came due, funds held were moved to the restricted cash accounts and pledged as collateral for the loans that funded the AHTS vessel construction payments to the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”). As the balance of these pledged funds grew, so too did the interest earned on the funds. During year ended December 31, 2009, funds held in these pledged accounts were utilized to repay the loans under the credit facility (“Berenberg Facility”) with Berenberg Bank related to the AHTS vessel construction payments, and our interest income decreased. Interest was also earned on short-term loans to a related party.

Interest income decreased approximately $1,769,000, or 64%, from approximately $2,768,000 for the year ended December 31, 2008 to approximately $999,000 for the year ended December 31, 2009. The decrease was due to a decrease in funds held in interest bearing pledged accounts due to repayment of the related loans with the pledged funds, and a decrease in interest income from our related party notes receivable, which were repaid during the second and third quarters of 2009.

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

The increase in interest expense of approximately $2,655,000, from approximately $1,005,000 for the year ended December 31, 2008 to approximately $3,660,000 for the year ended December 31, 2009, was primarily due to the drawdowns on our Senior Loan facility related to the delivery of our AHTS vessels, which were delivered in February, May and October 2009. The amount included in expense is the amount incurred less the amount allocated to our assets under construction. Each of our assets under construction is allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period. The agency and commitment fees related to the Senior Loan, the guarantee fees due under the guarantee provided by Reederei Hartmann, and interest expense related to a loan from a related party and amortization expense on the deferred loan costs also contributed to the increase in interest expense.

Loss on interest rate swaps
The loss on interest rate swaps of approximately $9,273,000 for the year ended December 31, 2009 is due to the recognition of loss related to the interest rate swap agreements related to the Nord/LB senior loan facility for our nine AHTS vessels. These instruments have not been designated for hedge accounting, and therefore the entire change in the fair value of the positions from period to period of approximately $9,273,000 is recorded in our results of operations as loss on interest rate swaps. The agreements are effective from 2010 through 2019, and are currently recorded as a derivative liability totaling approximately $9,530,000, due to the relatively low variable rates being experienced as compared with the fixed rates under the swap agreements.

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

The change in our foreign currency transaction gain (loss) from the year ended December 31, 2008 to the year ended December 31, 2009, was caused by a continuation of a period of relatively high volatility in exchange rates. One factor with respect to changes in the foreign currency transaction gain (loss) was due to the revaluing of our EUR denominated bank accounts and restricted cash balances held in foreign countries to USD using the current prevailing exchange rate at the end of each month.

In addition, our entrance into currency forward exchange contracts related to our anticipated USD revenue, under which we locked in the future rates at which amounts representing portions of our anticipated USD revenue will be converted to EUR, were the primary factors resulting in the increase of $2,465,000 in the net foreign currency transaction gain for the year ended December 31, 2009 compared to that for the year ended December 31, 2008.

Equity in Loss of Unconsolidated Entities
Equity in loss of unconsolidated entities represents our share of the income or loss reported for the operations of the bulk carrier vessels in which we own a minority interest.

The increase of approximately $687,000 in the loss recognized from the year ended December 31, 2008 compared to the year ended December 31, 2009 is due to fluctuations in the activity of the vessels, which is fairly sensitive to the current economic environment.

Non-controlling Interest
Non-controlling interest represents the amount of income or loss allocable to other parties where their share has been included in our consolidated results of operations.

The comparative effect on our allocation of income or loss to the non-controlling interest holders between the year ended December 31, 2008 and the year ended December 31, 2009, was primarily due to the difference in income for the periods presented.

Liquidity and Capital Resources

As of December 31, 2009, we had cash of $18,267,260. Since inception through December 31, 2009, we have raised approximately $66,671,485, net of syndication costs of approximately $3,974,235, through the private placement of our limited partner units. As discussed above, the funds from the offering were utilized primarily to collateralize loans, the proceeds of which were used to pay the first two of five installments to Fincantieri for the construction of our AHTS vessels, fund the potential acquisition of the chemical tanker, and to pay for related expenditures as shown in our consolidated financial statements. The payments to Fincantieri were made via draws on our Berenberg Facility attributable to each AHTS SPV which then paid Fincantieri. The pledged funds have now been utilized to repay the loans under the Berenberg Facility. The net result of this is that the majority of the funds raised were ultimately used to pay the first two of five installments to Fincantieri for the construction of the AHTS vessels.

Upon the deliveries of UOS Atlantis, UOS Challenger, and UOS Columbia, funds were drawn on the Senior Loan. The funds were used to effect the delivery of the vessels. For the first two vessels, the outstanding balances on loans from Reederei Hartmann were repaid, and the fifth and final installments on the vessels were paid to Fincantieri. For UOS Columbia, the funds were used to pay the third, fourth and fifth installments to Fincantieri. In each case, the remaining funds were utilized to pay for outfitting costs for the AHTS vessels and to provide operating reserves for the AHTS SPVs.

Operating Cash Flows
Operating activities used cash of approximately $2,658,000 for the year ended December 31, 2009, as compared to net cash provided of approximately $1,036,000 for the year ended December 31, 2008, for an increase in net cash used of approximately $3,694,000. Net cash used increased between periods due to increases in accounts receivable due from charterers, and cash lost in operations. These increases were partially offset by additional accrued expenses from the vessels in operation, as well as additional accruals associated with our reorganization and registration with the SEC.

Investing Cash Flows
Investing activities used approximately $88,154,000 for the year ended December 31, 2009, as compared to $38,142,000 for the year ended December 31, 2008, for an increase in net cash used of approximately $50,012,000. This was due primarily to the use of approximately $104,116,000 for advances for vessel acquisitions and construction costs in 2009 in excess of that used in 2008, the majority of which was related to the deliveries of our three AHTS vessels in 2009. Additionally, on board equipment totaling approximately $11,088,000 was purchased during the year ended December 31, 2009. During the year ended December 31, 2008, proceeds of approximately $3,000,000 were provided by the sale of an AHTS vessel to FLTC Fund I. There were no corresponding dispositions during the year ended December 31, 2009. These factors were partially offset by a decrease in amounts due from related parties between the two periods, and a decrease in restricted cash of approximately $68,870,000 from the recording of the release by Berenberg Bank of pledged cash for loans related to the nine AHTS vessels, resulting in the recognition of cash provided by investing activities.

Financing Cash Flows
Net cash provided by financing activities was approximately $104,131,000 for the year ended December 31, 2009 as compared to approximately $35,698,000 for the year ended December 31, 2008. The difference is primarily related to the deliveries of our three AHTS vessels in 2009 and the related proceeds drawn on the Senior Loan of $150,701,000 and a loan from Hartmann Reederei related to the delivery of the third vessel of $7,618,000. Additionally, during the year ended December 31, 2008, $3,783,000 was used for deferred loan fees, and in 2009, only $10,000 was used. These effects were partially offset by the net repayments on the Berenberg Facility related to our nine AHTS vessels of $51,796,000 and repayment of related party loans which funded the fourth installments to the shipyard for UOS Atlantis and UOS Challenger totaling $11,328,000. In addition, principal repayments to Nord/LB utilized cash of approximately $5,233,000.

Contributions from partners were approximately $6,230,000 for the year ended December 31, 2009, as compared with approximately $16,355,000 for the year ended December 31, 2008.

Financing Arrangements
Berenberg Facility
In November 2006, we entered into the Berenberg Facility with Berenberg Bank, a German financial institution, allowing for borrowings up to $37,839,120 (EUR 26,400,000). The Berenberg Facility was amended in March and May 2007, increasing the available borrowings to $72,094,990 (EUR 50,300,000) and extending the maturity date to September 2010. The remaining terms of the Berenberg Facility were not materially changed.

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

Interest under the Berenberg Facility was calculated based on the one-month EURIBOR rate plus a margin of 0.35%. The weighted-average effective interest rate as of December 31, 2009 and December 31, 2008 was 0% and 3.97%, respectively. Interest was due quarterly but was rolled into the principal amount instead of being paid. Principal payments were due on each tranche upon the earlier of the delivery date, sale of the related vessel or September 30, 2010.

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

Upon the deliveries of UOS Atlantis and UOS Challenger, the restricted cash related to the compensating balances was used to repay the majority of the outstanding loans related to the AHTS vessels with operating cash used to complete the repayment. Additionally, in July 2009, we completed repayment of the remaining tranches and accrued interest under the Berenberg Facility utilizing the restricted cash balances combined with approximately $500,000 of cash on hand and contributions from new limited partners. The repayments result in the reduction and then the complete elimination of our restricted cash over the course of the repayments, and a reduction in our current and long-term debt. As of December 31, 2009, there were no borrowings and correspondingly no compensating balances held as restricted cash. As of December 31, 2008, borrowings of $56,255,375 (EUR 39,905,920) were outstanding, and the related compensating balances were $55,967,374 (EUR 39,701,620). We do not intend to utilize the Berenberg Facility in the future.

RHKG Loan Agreements
In late January 2010 and in March 2010, our German Subsidiary entered into four loan agreements with Reederei Hartmann, which is the non-controlling interest holder of our AHTS SPVs (the “RHKG Loan Agreements”). Each of the agreements is related to a corresponding AHTS SPV, and provides for loans equal to the remaining amount of capital outstanding from our German Subsidiary to the AHTS SPV to which the agreement relates. The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV results in our satisfying the capital contribution in the full amount called for under the Company Agreement of the respective AHTS SPV.

These four agreements relate to the AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, and under these agreements, loans totaling $31,604,334 (EUR 22,780,000) were made from Reederei Hartmann to our German Subsidiary. In connection with Langeoog, Amrum and Wangerooge, the loan proceeds were paid directly to the respective AHTS SPV, thereby fulfilling the remaining capital contribution obligations of our German Subsidiary with respect to each of those AHTS SPVs. The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability is the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.

Each of the four RHKG Loan Agreements currently in place matures 5 years from the date of signing, with maturity dates therefore falling between January and March 2015 for the agreements currently in place. The agreements each call for interest to be calculated at 6% per annum, due annually at each anniversary date of signing. There is no penalty for pre-payment of all or any portion of the loans prior to the end of the respective loan periods. The terms of the agreements include the granting of a security interest in our interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.

Under the RHKG Loan Agreements, if additional financing is granted by Nord/LB to one of the AHTS SPVs to which an RHKG Loan Agreement relates via an increase in the amount guaranteed by SACE under the Senior Loan, the RHKG Loan Agreements state that our German Subsidiary shall use its best endeavors to have the AHTS SPV receiving the proceeds distribute funds from the financing to our German Subsidiary sufficient to allow it to repay the RHKG Loan Agreement.

We are subject to various warranties, representations, and covenants under the RHKG Loan Agreements, such as limitations on our entering into asset dispositions or restructuring arrangements unreasonably detrimental to Reederei Hartmann’s security interest in the AHTS SPVs, and the reserving of distributions received from an involved AHTS SPV for repayment of the related RHKG Loan Agreement.

In connection with each of the loans from RHKG with respect Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, RHKG obtained the funds for their loan to our German Subsidiary pursuant to a loan on nearly identical terms from Fincantieri, the shipyard constructing the vessels. It is anticipated that RHKG will enter into similar loan agreements with our three remaining AHTS SPVs that have not taken delivery of their respective AHTS vessels. However, no assurances can be given that Fincantieri will continue to loan RHKG the funds necessary to secure delivery of these final three vessels, or that RHKG will continue to loan our German Subsidiary such funds on acceptable terms or at all.

Nord/LB Facility
On December 19, 2008, we entered into a $602,802,981 (EUR 420,570,000) senior loan facility (“Senior Loan”) with Nord/LB as administrative agent and lender, with a term of 12 years from the delivery of each ship. The proceeds from the loan were initially used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV. A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $120,560,596 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years. However, in no case can the total loans be in excess of 75% of the aggregate investment costs of all vessels, which is defined to include the construction price, building supervision, financing, initial equipment and other costs, of all the ships covered by the Senior Loan. Additionally, the Senior Loan conditions require, among other things, that amounts sufficient to cover operating costs and all amounts due and payable under the Senior Loan for a one year period be secured by each AHTS SPV before any dividends can be considered.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus three AHTS vessels being purchased by FLTC Fund I. The 12 AHTS vessels serve as the collateral for the Senior Loan. In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year. An agency fee of $14,333 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship. After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, is $7,167 (EUR 5,000) per year per vessel until the Senior Loan is paid in full. There is also a financial guarantee for up to 70% of the loan balance issued by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate. For the portion of the Senior Loan not guaranteed by SACE S.P.A., the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost determined prior to each drawdown. For the portion of the Senior Loan that is guaranteed by SACE S.P.A, the applicable interest rate is EURIBOR plus 1.375% per annum. With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum. Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation. Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,433,300 (EUR 1,000,000). If interest incurred exceeds $1,433,300 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

We accepted a drawdown on the Senior Loan on February 25, 2009 related to the delivery of UOS Atlantis totaling $44,689,067 (EUR 35,047,500). On May 28, 2009, UOS Challenger was delivered to our AHTS SPV MS Norderney. In connection with the delivery, we accepted a drawdown on the Senior Loan on May 25, 2009 totaling $49,080,519 (EUR 35,047,500). On October 5, 2009, UOS Columbia was delivered to our SPV Isle of Baltrum, and we accepted a drawdown totaling $51,120,284 (EUR 35,047,500) on the Senior Loan on October 2, 2009 related to the pending delivery. The proceeds from the drawdowns were used to pay the outstanding installments to Fincantieri totaling $33,394,067 (EUR 26,201,700), $37,098,837 (EUR 26,491,600), and $49,179,033 (EUR 33,716,600), respectively. With respect to the first and second vessels, a portion of the proceeds was used to repay the advances from Reederei Hartmann totaling $4,698,317 (EUR 3,686,400) and $5,150,531 (EUR 3,677,900), respectively, plus accrued interest thereon. The remaining cash from each of the drawdowns was used to fund operations and provide cash reserves to the respective SPV for future operations.

At December 31, 2009, a total of $145,468,080 (EUR 101,491,719) was outstanding under the Senior Loan with an effective interest rate of 2.791%. The outstanding balance will be due in full in February 2021. During the year ended December 31, 2009, we incurred interest of $2,546,281 (EUR 1,825,815) related to the drawdowns on the Senior Loan.

Amounts drawn on the Pre-Delivery Facility of the Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility. A guarantee from Reederei Hartmann, our non-controlling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I (“Hartmann Guarantee”) in the amount of $45,932,786 (EUR 32,046,875) was outstanding at December 31, 2009. There were no guarantees outstanding at December 31, 2008.

As of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB. The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB. Nord/LB had delayed draws on the Pre-Delivery Facility under the Senior Loan, resulting in our being unable to make timely progress payments to Fincantieri. Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts with respect to the remaining vessels to be delivered had not been paid. As a result, we were not in compliance with the terms of the remaining shipbuilding contracts and Fincantieri would have had the right to cease construction activities on the remaining vessels. However, Fincantieri acknowledged the delay and indicated to us that it does not intend to cease construction pending resolutions of these matters. In addition, Fincantieri has not taken any action under the shipbuilding contracts to demand payment. As a result of these missed payments, we were not in compliance with certain covenants of our Senior Loan with Nord/LB as of December 31, 2009, however such non-compliance did not represent and event of default under the loan document. Nord/LB is aware that the payments have not been made, and has not taken any action under the Senior Loan related to the non-compliance.

The resolution to this situation is ongoing, and involves the granting of loans from Reederei Hartmann to our German Subsidiary under the RHKG Loan Agreements described above and the amendment of the shipbuilding contracts to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the three-month EURIBOR plus 2%, currently 3.00%. We are also pursuing potential additional financing from Nord/LB via an increase of the amount guaranteed by SACE under the Senior Loan, but the outcome of this effort is unknown as of the date of filing. If obtained, we anticipate that this financing would allow us to repay the RHKG Loan Agreements, either in full or partially, via a distribution from the AHTS SPV to our German Subsidiary, which would then use those funds to effect repayment of all or part of the RHKG Loan Agreement balances. If we are unable to obtain this additional financing, or are unable to further achieve a distribution to our German Subsidiary allowing us to repay the RHKG Loan Agreements or a portion thereof, it could impact the timing of distributions to investors due to likely differences in terms between the RHKG Loan Agreements and any potential additional Nord/LB financing. The RHKG Loan Agreements call for a five year repayment term and the reserving of dividends from the AHTS SPV’s for this purpose. The current Nord/LB financing has a significantly longer payment term of ten to twelve years, and the terms regarding restrictions on our use of dividends from the AHTS SPVs are less prohibitive than those under the RHKG Loan Agreements. However, there can be no assurances that the terms of any additional advances under the potential additional Nord/LB financing will be the same as the current terms.

UOS Discovery was delivered to our AHTS SPV Isle of Langeoog on February 16, 2010. Just prior to the delivery, we funded capital totaling $7,339,130 (EUR 5,350,000) to Isle of Langeoog, using proceeds from the RHKG Loan Agreement for Isle of Langeoog. In anticipation of the delivery, we accepted a drawdown on the Senior Loan on February 15, 2010 totaling $47,790,771 (EUR 35,047,500). Due to the ongoing negotiations mentioned above between us and Fincantieri, at the time of delivery, the third and fourth installments under the shipbuilding contract had not yet been paid under the Pre-Delivery Facility. Therefore, the proceeds from the drawdown were used to pay the third, fourth and fifth installments to Fincantieri totaling $45,873,986 (EUR 33,641,820), and accrued interest on the third and fourth installments. The remaining proceeds were used to provide cash reserves to the respective SPV for remaining outfitting costs and future operations.

Additionally, on March 11 and March 15, 2010, the UOS Endeavour and the UOS Explorer were delivered to our AHTS SPVs Isle of Amrum and Isle of Wangerooge, respectively. Just prior to delivery, we funded capital to each of the two AHTS SPVs totaling $8,246,150 (EUR 6,050,000) and $8,266,595 (EUR 6,065,000), respectively, using proceeds from the respective RHKG Loan Agreements for Isle of Amrum and Isle of Wangerooge. In anticipation of the deliveries, we accepted drawdowns on the Senior Loan to each AHTS SPV on March 10 and March 12, 2010, respectively, related to the upcoming deliveries each totaling $47,629,553 (EUR 35,047,500) and $47,871,380 (EUR 35,047,500), respectively. As the third and fourth installments under the shipbuilding contracts had not yet been paid, the proceeds from each of the drawdowns were used to pay the third, fourth and fifth installments to Fincantieri totaling $50,233,960 (EUR36,963,915) and $52,283,121 (EUR38,277,415), respectively, and accrued interest due on the delayed installments. The remaining proceeds were used to provide cash reserves to the respective SPV for remaining outfitting costs and future operations.

A guarantee commission of 1.375% per annum is due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $350,208,000 (EUR 240,000,000). The guarantee commission is due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made. As no construction payments have been outstanding under the Pre-Delivery Facility, no related guarantee commissions have been incurred.

We are subject to various covenants associated with the Senior Loan, associated, for example, with the payment of dividends, the amount of capital infusions from outside investors into the AHTS SPVs, limits on additional financing, restrictions of cargo and weapons, structure and duration of charters related to the ships and the establishment of cash accounts with Nord/LB for the cash generated from operations of each AHTS vessel until the Senior Loan is paid in full.

Chemical Tanker Transaction/Schulte Group Facility/Kronos
On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker. Pursuant to the MOA, IMS Holdings placed an order for the chemical tanker through the Schulte Group for the purchase price of $41,500,000 to be paid in five equal installments. The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment (“Schulte Group Facility”) and to facilitate a bank guarantee for the second installment payment of $8,300,000. The Schulte Group has formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker. The equity of Anthos will be assigned to Kronos upon repayment of the loan, retirement of the bank guarantee facilitated by the Schulte Group and payment of all fees due to the Schulte Group. Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings on behalf of Kronos. As of December 31, 2009 and December 31, 2008, $8,300,000 had been paid toward the option to purchase the chemical tanker.

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

The Amended MOA was entered into on April 25, 2009. It extended the term of the loan and bank guarantee through July 30, 2010, increased the interest rate and the possible liquidated damages, required us to pay a lump sum amount of $200,000 as a fee for providing the extension of the bank guarantee, waived any prior default and clarified certain other terms of the original MOA. The interest on the Schulte Group Facility is based on the three-month US LIBOR rate plus a margin of 4.50%. Interest is due quarterly. As part of the changes, the parties to the MOA were formally changed to be between Kronos in place of IMS Holdings and Conway in place of the Schulte Group. As a result of the amended MOA, the payable to Schulte Group and the offsetting deposits on the chemical tanker transaction were recorded on the books of Kronos. At December 31, 2009, a total of $5,300,000 was outstanding under the Schulte loan agreement at an effective interest rate of 5.52%. During the year ended December 31, 2009, we incurred interest of $297,023 related to the loan.

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general, we are currently re-evaluating our intentions with respect to the chemical tanker, and believe it is unlikely that we will complete the acquisition of the tanker unless the shipyard constructing the vessel agrees to significant concessions, to include timing of construction installments, and an adjustment to the overall contract price. We have therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of the asset to zero. This results in the recognition of a loss on impairment of $9,874,907. If we do formally forfeit our option to acquire the tanker, we expect to recognize gain on the extinguishment of debt of $5,300,000 in a future period. The net result of this would be a loss of approximately $4,574,907, which in the end represents liquidating damages of $3,000,000 plus our capitalized costs approximating $1,574,907.

If the chemical tanker were acquired, it would be through assignment of the equity of Anthos to Kronos upon the fulfillment of the obligations of the MOA. Under the current agreement, Kronos would fulfill the terms of the MOA when the second installment were due to the shipyard, currently scheduled in June 2010. Upon the assignment of the equity in Anthos to Kronos, Anthos would become a wholly owned subsidiary of Kronos, and its operations would be reflected on our consolidated financial statements.

The table below includes the assets and liabilities recorded on our consolidated balance sheet related to the option to purchase the equity in Anthos, associated debt with Deutsche Schiffsbank and other expenses of Kronos.

	December 31,	December 31,
	2009	2008

Cash and cash equivalents	$956	$—
Related party receivable	—	4,278,164
Deferred loan fees	—	222,316
Total assets	956	4,500,480

Accounts payable and other accrued liabilities	97,297	223,547
Due to related party	137,117	144,308
Schulte Group note payable	5,300,000	—
Total liabilities	5,534,414	367,855

Net assets	$(5,533,458)	$4,132,625

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

We are subject to various covenants associated with the Deutsche Schiffsbank Facility, under which we must obtain consent of Deutsche Schiffsbank to carry out transactions including, but not limited to, the following:

•	payment of dividends by Kronos;
•	capital infusions from outside investors into Kronos or its subsidiaries;
•	additional financing and/or encumbrances on Kronos; and
•	making loans and advances from Kronos.

As we are re-evaluating our intentions, and currently do not expect to complete the acquisition of the chemical tanker unless the shipyard constructing the tanker were to grant significant concessions, we are unlikely to utilize the Deutsche Schiffsbank Facility.

Acquisitions and Dispositions
During January 2008, we sold to FLTC Fund I our interest in three AHTS vessels in exchange for cash approximating the carrying value of our investments; therefore, no gain or loss was recognized on these transactions.

We currently have an agreement to purchase a chemical tanker, which if purchased, would be held through Kronos. As we currently do not expect to complete this acquisition, we have recorded an impairment to the option to purchase the tanker. Please refer to the information above under Item 1. Business under the caption Chemical/ Product Tanker Ships in the section entitled Our Ships.

Ongoing Capital Expenditures
We had commitments to purchase the six remaining AHTS vessels under construction as of December 31, 2009. The cost of each vessel is denominated in EUR, and amounts in USD related to future payments are determined using the exchange rate as of December 31, 2009. The estimated cost of each of the remaining six AHTS vessels ranges from $53,989,544 (EUR 37,668,000) to $61,051,414 (EUR 42,595,000), for a total commitment for the remaining vessels of $355,692,028 (EUR 248,163,000). Under the AHTS shipbuilding contracts, installments are due in five stages based upon certain milestones being met during construction. Approximately 30% of the total construction costs require deposits, some of which are funded with equity while others will be funded from the Senior Loan or its Pre-Delivery Facility. Amounts drawn on the Pre-Delivery Facility require either (i) that each AHTS SPV is fully funded based on the capital as called for in the applicable SPV agreements or (ii) the provision of a guarantee acceptable to Nord/LB. As of December 31, 2009, we have incurred expenses of $881,006 (EUR 631,727) related to the guarantee. The Hartmann Guarantee in the amount of $45,932,786 (EUR 32,046,875) was outstanding at December 31, 2009.

As mentioned above under Nord/LB Facility, as of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB. The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB. Nord/LB had delayed draws on the Pre-Delivery Facility under the Senior Loan, resulting in our being unable to make timely progress payments to Fincantieri. Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts with respect to the remaining vessels to be delivered had not been paid. As a result, we were not in compliance with the terms of the remaining shipbuilding contracts and Fincantieri would have had the right to cease construction activities on the remaining vessels. However, Fincantieri acknowledged the delay and indicated to us that it does not intend to cease construction pending resolutions of these matters. The resolution to this situation is ongoing, and involves the granting of loans from Reederei Hartmann to our German Subsidiary under RHKG Loan Agreements above, and the amendment of the shipbuilding contracts to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due. We have since drawn on the Senior Loan under these arrangements, resulting in the deliveries of UOS Discovery, UOS Endeavour, and UOS Explorer in February and March 2010.

In addition to our obligations to Fincantieri, there are agreements between the AHTS SPVs and Hartmann Offshore for vessel construction oversight and commercial and technical management during construction. As of December 31, 2009 and December 31, 2008, we incurred $291,543,002 and $80,860,590, respectively, in connection with the AHTS vessel acquisition.

The table below provides details of our remaining capital expenditure obligation for each vessel as of December 31, 2009, including the potential acquisition of the chemical tanker. The figures below include the amounts due to the shipyard, estimated vessel outfitting upon delivery and amounts owed for vessel construction oversight and commercial and technical management during construction as described above. The amounts below include amounts payable by us and our non-controlling interest holders in each SPV as well as amounts anticipated to be funded through our credit facilities.

			Less than			Over
SPV Name	Vessel Name	Total	1 year	2-3 Years	4-5 Years	5 Years
Anchor Handling Tug Supply Vessels
6163 – Isle of Langeoog	UOS Discovery	$52,050,003	$52,050,003	$—	$—	$—
6168 – Isle of Amrum	UOS Endeavour	$56,806,122	$56,806,122	$—	$—	$—
6169 – Isle of Sylt	UOS Enterprise	$56,806,122	$56,806,122	$—	$—	$—
6171 – Isle of Wangerooge	UOS Explorer	$58,653,216	$58,653,216	$—	$—	$—
6172 – Isle of Neuwerk	UOS Freedom	$58,896,590	$58,896,590	$—	$—	$—
6173 – Isle of Usedom	UOS Liberty	$59,157,738	$59,157,738	$—	$—	$—
Chemical Tanker
MD2007-11-12		$40,705,068	$14,272,093	$26,432,975	$—	$—

Additionally, each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee would provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel. Under such agreements, the German Subsidiary would have received fees of $716,650 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel. The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited which are affiliates of SCMH. The table below provides the amounts outstanding under these agreements as of December 31, 2009.

			Less than			Over
SPV Name	Vessel Name	Total	1 year	2-3 Years	4-5 Years	5 Years
Anchor Handling Tug Supply Vessels
6163 – Isle of Langeoog	UOS Discovery	$179,163	$179,163	$—	$—	$—
6168 – Isle of Amrum	UOS Endeavour	179,163	179,163	—	—	—
6169 – Isle of Sylt	UOS Enterprise	179,163	179,163	—	—	—
6171 – Isle of Wangerooge	UOS Explorer	179,163	179,163	—	—	—
6172 – Isle of Neuwerk	UOS Freedom	179,163	179,163	—	—	—
6173 – Isle of Usedom	UOS Liberty	358,325	358,325	—	—	—
Total fees outstanding		$1,254,140	$1,254,140	$—	$—	$—

Discussion of Short- and Long-Term Liquidity Needs
Our short- and long-term liquidity needs relate primarily to the funding of our capital expenditure obligations on our vessels. In the case of our AHTS vessels, we anticipate that these capital expenditure obligations will be funded through the fulfilling of our capital contribution obligations to our AHTS SPV’s, some of which may be funded through the proceeds of the RHKG Loan Agreements discussed above. We anticipate that the remaining capital expenditure obligations, which represent the majority of our capital expenditure obligations, will be funded through our Nord/LB Senior Loan.

Through December 31, 2009, we have funded payments related to the first two of the five installments on all of our nine AHTS vessels marking the completion of the initial funding stage, which was funded primarily with equity from limited partners’ contributions. Additionally, these contributions funded the third installment on our first two AHTS vessels, which were delivered in February and May 2009. Through the RHKG Loan Agreement entered into in regards to Isle of Baltrum, we funded our full capital contribution to our AHTS SPV Isle of Baltrum.

In order to fund our remaining commitments to Fincantieri, we entered into the Senior Loan discussed above under the caption Financing Arrangements. As mentioned above under Nord/LB Facility, as of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.. Upon delivery of each AHTS vessel, we will draw on the Senior Loan in the amount of $50,233,582 (EUR 35,047,500). The proceeds will be used to pay the third and fourth installments under the shipbuilding contract and the accrued interest thereon if the installment payments are outstanding, or to repay the Pre-Delivery Facility for the AHTS vessel for any amounts drawn, fund the fifth installment to Fincantieri and, where amounts are available, fund the outfitting of each vessel. The schedule below reflects the anticipated deficit in each AHTS SPV upon delivery for the remaining six AHTS vessels under construction based on the remaining capital expenditure obligation for the vessel as compared to the anticipated Senior Loan Proceeds as of December 31, 2009.

		Remaining
		Capital		Reserves or
		Expenditure	Senior Loan	(Deficit) in SPV
SPV Name	Vessel Name	Obligation	Proceeds	at Delivery (1)
6163 – Isle of Langeoog	UOS Discovery	$52,050,003	$50,233,582	$(1,816,421)
6168 – Isle of Amrum	UOS Endeavour	56,806,122	50,233,582	(6,572,540)
6169 – Isle of Sylt	UOS Enterprise	56,806,122	50,233,582	(6,572,540)
6171 – Isle of Wangerooge	UOS Explorer	58,653,216	50,233,582	(8,419,634)
6172 – Isle of Neuwerk	UOS Freedom	58,896,590	50,233,582	(8,663,008)
6173 – Isle of Usedom	UOS Liberty	59,157,738	50,233,582	(8,924,156)
		$342,369,791	$301,401,492

(1)
The schedule above does not include the effect of the contributions of our share capital obligation via the RHKG Loan Agreements to the AHTS SPV’s Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, as they occurred after December 31, 2009. Through those contributions, the anticipated deficit in those SPVs was funded.

We continue to raise funds through private placement of our limited partner units, both to new and existing investors. Additionally, we have entered into the RHKG Loan Agreements described above, through which we funded in February and March 2010 the deficits noted above for our AHTS SPVs Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge. The proceeds from future fundraising efforts through the continued offering of limited partner units, and from potential additional RHKG Loan Agreements if we are able to secure additional financing on terms acceptable to us, will be used to fund our operations and to complete the funding of our equity commitments under the agreements which govern the SPV entities in which the vessels are held, which equity will fund the delivery of the vessels and provide reserves for the operations of each SPV.

Under the AHTS SPV formation documents (“Company Agreements”), we have committed to contribute capital to these entities totaling $150,496,500 (EUR 105,000,000) (“Capital Commitment”). This amount reflects an increase in our share capital commitment for the Isle of Usedom SPV from $14,512,163 (EUR 10,125,000) to $40,849,050 (EUR 28,500,000) in order to comply with the terms of the Senior Loan. Through contributions made to each SPV to fund installments to Fincantieri, we had funded $67,092,773 (EUR 46,810,000) as of December 31, 2009.

Were ATL Offshore GmbH (“ATL”), which serves as the general partner of each AHTS SPV and is a member of the Hartmann Group, to call in the remaining unfunded share capital in order to meet obligations of the SPV, we would be required pursuant to the Company Agreements to fund the capital call up to our maximum share of the Capital Commitment. If we were unable to fund the capital call from additional limited partner contributions or other means, such as additional credit facilities, our fellow limited partner, Reederei Hartmann, could fund our unfunded capital under the Company Agreements for each AHTS SPV. As stated above, in connection with the delivery of vessels to our AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum and Isle of Wangerooge, we entered into the RHKG Loan Agreements to secure funding for our remaining capital commitments to those AHTS SPVs. The addendum to the Share Transfer Agreement executed on February 10, 2010 calls for such funding by Reederei Hartmann to give rise to a loan from Reederei Hartmann to our German Subsidiary in connection with the delivery of our remaining three AHTS vessels, resulting in the funding of our capital via the loan proceeds for those AHTS SPVs. The terms of the loans are as discussed under RHKG Loan Agreements above, and include the granting of a security interest in our interest in the respective AHTS SPV, and restrictions on the use of dividends from the AHTS SPV for repayment of the RHKG Loan Agreement. In the event that Reederei Hartmann is unable or unwilling to fund our unfunded capital to effect the delivery of the three remaining AHTS vessels, ATL would likely seek to raise capital from other sources, which could dilute our ownership, or ATL could seek to sell all or part of a vessel or vessels. Our limited partners are not subject to additional capital calls under our Agreement of Limited Partnership.

The table below provides a schedule of unfunded capital commitments for each AHTS SPV as of December 31, 2009, and also includes the information from the table above regarding the deficit resulting from the difference between our remaining capital expenditure obligation and the anticipated Senior Loan proceeds:

			Anticipated
		Remaining	Reserves or
		Capital Contribution	(Deficit) in SPV	Anticipated Vessel
SPV Name	Vessel Name	Commitment (1)	at Delivery (2)	Delivery Date
6160 – MS Juist	UOS Atlantis	$2,142,784	—	February 27, 2009 (delivered)
6161 – MS Norderney	UOS Challenger	3,253,591	—	May 28, 2009 (delivered)
6162 – Isle of Baltrum	UOS Columbia	—	—	October 2, 2009 (delivered)
6163 – Isle of Langeoog	UOS Discovery	7,668,155	(1,816,421)	February 2010	(3)
6168 – Isle of Amrum	UOS Endeavour	10,807,082	(6,572,540)	March 2010	(4)
6169 – Isle of Sylt	UOS Enterprise	11,237,072	(6,572,540)	April 2010
6171 – Isle of Wangerooge	UOS Explorer	10,907,413	(8,419,634)	March 2010	(4)
6172 – Isle of Neuwerk	UOS Freedom	10,821,415	(8,663,008)	April 2010
6173 – Isle of Usedom	UOS Liberty	46,739,913	(8,924,156)	April 2010
		$103,577,425

(1)	Pursuant to the AHTS SPV Agreements, the non-controlling interest holders are committed to contribute 25% of this amount.
(2)
The schedule above does not include the effect of the contributions of our share capital via the RHKG Loan Agreements to the AHTS SPV’s Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, as they occurred after December 31, 2009.

(3)	This vessel was delivered in February 2010.
(4)	These vessels were delivered in March 2010.

The remaining capital contributions will be utilized by the AHTS SPVs for operations during the construction period, to fund the deficits noted above which relate to the delivery and outfitting of each AHTS vessel upon delivery, and provide working capital to the AHTS SPVs, a portion of which is necessary in order to fulfill the conditions under the Senior Loan (“Senior Loan Conditions”). The capital in excess of the amount required for operations, outfitting and compliance with the Senior Loan Conditions will be called if it is necessary for ATL to call in the capital in order to meet obligations of the AHTS SPV. The factors which would affect such a decision would include the excess loan proceeds available from the funding of the Senior Loan upon delivery of each AHTS vessel, if any, our success in obtaining any additional financing from Nord/LB discussed above, charter coverage, current market day rates, operational requirements such as anticipated dry dockings and unexpected repair costs as well as other factors deemed relevant by ATL regarding each vessel.

In summary, through December 31, 2009, we had contributed capital totaling $67,092,773 (EUR 46,810,000) to the AHTS SPVs primarily with contributions from the sale of limited partner units, which provided funds for the first two installments to Fincantieri and operations to date for the AHTS SPVs. The first three AHTS vessels had been delivered, and the remaining capital obligations of the AHTS SPVs for the vessels totaled $344,878,066 (EUR 240,618,200). We anticipated receiving $301,401,491 (EUR 210,285,000) in loan proceeds through the Senior Loan. The remaining obligations of each AHTS SPV will be funded by both us and Reederei Hartmann from additional capital contributions to the AHTS SPVs, as called for under the Company Agreements.

Subsequent to December 31, 2009, our AHTS SPVs Isle of Langeoog, Isle of Amrum and Isle of Wangerooge took delivery of three additional vessels, the UOS Discovery, UOS Endeavour, and UOS Explorer, respectively. Just prior to delivery, we entered into RHKG Loan Agreements related to the three AHTS SPVs, through which we fully funded our outstanding capital contributions totaling $23,851,875 (EUR 17,465,000). Considering these contributions, our remaining capital contribution obligation to the AHTS SPV’s approximates $58,371,143 (EUR 40,725,000) in order to maintain our 75% ownership of all nine AHTS SPVs. Funding this amount would represent full funding of our obligation under the current Company Agreements for each AHTS SPV.

We do not anticipate making distributions in the future until the funding stage is completed and the vessels have been delivered to the applicable AHTS SPVs. Additionally, the combined terms of the Share Transfer Agreement as amended and the RHKG Loan Agreements require the German Subsidiary to reserve distributions from the AHTS SPV’s for repayment of the RHKG Loan Agreements, and additionally require that distributions either outside the scope of the RHKG Loan Agreements or beyond amounts required to repay the RHKG Loans be maintained in an escrow account for purpose of funding capital contributions with respect to the other AHTS SPVs until all such SPVs are fully funded. Our ability to make distributions will therefore be heavily influenced by whether we are able to repay the RHKG Loans through the additional Nord/LB financing discussed above or otherwise, the dividend restrictions currently in the Senior Loan, together with any changes in connection with any additional Nord/LB financing, if obtained, and ultimately on day rates achieved and the results of operations of our vessels, which will impact our ability to repay our debt and the amounts available for distribution after those repayments and payment of all expenses.

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

Fixed Assets
Vessels are stated at cost less accumulated depreciation. Vessel costs include acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage. Vessels are depreciated on a straight-line basis over their estimated useful lives which have been determined to be 20 years from the initial delivery date from the shipyard.

The estimated useful life was determined based on the historical useful lives of like-kind vessels. The actual useful life could be more or less than estimated, and this could result in the vessels being stated at values materially above or below their actual value. Factors that could result in a shorter useful life, and thus an actual value of less than the stated value, include the unexpected emergence of new technology making our vessels obsolete sooner than expected, or changes in maritime or environmental law which are unpredictable but could result in a shorter than expected useful life for our vessels. If the useful life is materially less than that estimated for depreciation purposes, it could result in our having to record an impairment to the value of the asset. A similar situation could arise if a vessel which we have an intention to sell is found to have a fair value less cost to sell lower than its stated value at the time it is reclassified as held for sale, due to a shorter useful life than that estimated in computing depreciation. In this case we would be required to record an allowance against the asset at the time it is reclassified as held for sale for the difference between the carrying value and the fair value less cost to sell.

Impairment of Long-Lived Assets
We assess long-lived assets for recoverability in accordance with FASB ASC 360, Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset, which is based on cost less depreciation taken to date, to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs, expenses and other factors. As such, the outcome of the evaluation analysis is subject to management’s estimates, which could differ from actual. This could potentially cause us to fail to record an impairment, when actual circumstances later result in realization of a loss on the asset, or to record an impairment when none actually exists. If these assets are considered to be impaired, the impairment to be recognized is calculated as the excess of the asset’s carrying value over its fair value.  As of December 31, 2009, we are re-evaluating our intentions with respect to the chemical tanker, and believe it is unlikely that we will complete the acquisition of the tanker unless the shipyard constructing the vessel agrees to significant concessions, to include timing of construction installments, and an adjustment to the overall contract price.  We have therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of this asset to zero, resulting in the recognition of a loss on impairment of $9,874,907.  No indicators of potential impairment were noted for the year ended December 31, 2008.

New Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB issued ASU 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which approves the Accounting Standards Codification, or ASC, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities. The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. As the ASC is not intended to change or alter existing U.S. GAAP, it did not have any impact on our consolidated financial position or results of operations. We adopted Update 2009-01 as of September 30, 2009.

Derivatives and Hedging Activities
(Included in ASC 815 “Derivatives and Hedging,” previously SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”)

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

Disclosure about Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments,” previously FSP FAS 107-1 and APB 28-1 “Interim Disclosure about Fair Value of Financial Instruments”)

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

Subsequent Events
(Included in ASC 855 “Subsequent Events,” previously SFAS No. 165 “Subsequent Events”)

In May of 2009, the FASB issued new authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the partnership’s consolidated financial statements for periods ending after June 15, 2009 and did not have a significant impact on the partnership’s consolidated financial statements.

Non-controlling Interest
(Included in ASC 810 “Consolidation,” previously SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”)

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51. SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We adopted SFAS No. 160 as of January 1, 2009. The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements, but it did change the presentation of the consolidated balance sheet, income statement and other comprehensive income. The presentation changes have been made for all periods presented.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
III to I Maritime Partners Cayman I, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of III to I Maritime Partners Cayman I, L.P. and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ equity, cash flows and comprehensive income (loss) for each of the two years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of III to I Maritime Partners Cayman I, L.P. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MCGLADREY & PULLEN, LLP
Dallas, Texas
March 31, 2010

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
ASSETS
Cash	$18,267,260	$2,222,196
Cash held in escrow	—	314,500
Related party receivables	1,949,363	5,940,945
Due from charterers	3,263,009	—
Other receivables	28,788	198,133
Prepaid assets	214,490	100,000
Current derivative assets	2,773,820	—
Other current assets	1,142,499	491,335
Current assets	27,639,229	9,267,109

Vessels	168,478,062	—
Vessel construction in progress	111,152,161	80,049,335
On board equipment	11,912,779	811,255
	291,543,002	80,860,590
Less accumulated depreciation	(5,003,164)	—
Vessels and equipment, net	286,539,838	80,860,590

Investment in unconsolidated entities	2,977,432	3,575,462
Restricted cash	—	55,967,374
Deferred loan fees, net	3,554,818	3,771,774
Derivative assets, net of current portion	2,797,433	—
Other assets	207	1,426
Total assets	$323,508,957	$153,443,735

LIABILITIES AND PARTNERS' EQUITY
Accounts payable and other accrued liabilities	$15,400,959	$2,653,705
Vessel construction installments payable	65,019,372	10,381,453
Accrued interest payable	173,608	322,220
Due to related party	852,663	850,828
Unaccepted equity contributions	—	314,500
Current derivative liabilities	4,522,274	—
Current portion of long-term debt	17,858,391	34,927,967
Current liabilities	103,827,267	49,450,673

Long-term derivative liabilities	5,007,963	—
Notes payable to related party	477,500	1,250,000
Long-term debt, net of current portion	140,527,679	21,327,408
Total liabilities	249,840,409	72,028,081

Commitments and contingencies

III to I Maritime Partners Cayman I, L.P. partners' equity:
General partner	514,138	942,557
Class A limited partners (units issued and outstanding:
December 31, 2009 - 612,244, December 31, 2008 - 556,725)	36,459,320	53,153,690
Class B limited partners (units issued and outstanding:
December 31, 2009 - 84,313, December 31, 2008 - 84,313)	4,789,036	8,026,114
Class D limited partners (units issued and outstanding:
December 31, 2009 - 2,000, December 31, 2008 - 0)	(105,253)	—
Accumulated other comprehensive income	6,456,857	123,166
III to I Maritime Partners Cayman I, L.P. partners' equity	48,114,098	62,245,527
Non-controlling interest	25,554,450	19,170,127
Total partners' equity	73,668,548	81,415,654

Total liabilities and partners' equity	$323,508,957	$153,443,735

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008

Time charter revenue	$19,415,498	$—

Operating expenses:
Vessel operating expenses	19,484,824	—
Loss on impairment of deposit on asset acquisition	9,874,907	—
Professional fees	3,151,608	1,499,873
Brokerage and representation fees	725,980	656,250
Other operating expenses	847,757	544,831
Total operating expenses	34,085,076	2,700,954

Operating loss	(14,669,578)	(2,700,954)

Other income (expense):
Interest income	999,078	2,768,138
Interest expense	(3,660,121)	(1,005,205)
Loss on interest rate swaps	(9,272,915)	—
Foreign currency transaction gain (loss)	335,094	(2,129,747)
Equity in income (loss) of unconsolidated entities	(640,124)	46,770
Total other income (expense)	(12,238,988)	(320,044)

Net loss	(26,908,566)	(3,020,998)
Net loss attributable to the
non-controlling interest	2,675,378	247,818
Net loss attributable to III to I Maritime
Partners Cayman I, L.P.	(24,233,188)	(2,773,180)
Less general partner's interest in net loss	(348,831)	(48,712)
Limited partner interest in net loss	$(23,884,357)	$(2,724,468)

Net loss per general partner unit:
Basic and diluted	$(35.23)	$(4.92)
Weighted average general partner units outstanding	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(35.23)	$(4.92)
Weighted average limited partner units outstanding	677,864	553,741

 See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF PARTNERS’ EQUITY

	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total

Balance at January 1, 2008	$1,020,841	$44,681,597	$5,507,244	$—	$163,683	$12,953,730	$64,327,095

Contributions, net of syndication costs	(29,572)	11,301,184	2,874,247	—	—	8,129,972	22,275,831

Receivable from partners	—	(460,000)	—	—	—	—	(460,000)

Distributions	—	—	—	—	—	(739,518)	(739,518)

Sale to affiliate	—	—	—	—	—	(173,668)	(173,668)

Net loss	(48,712)	(2,369,091)	(355,377)	—	—	(247,818)	(3,020,998)

Foreign currency translation adjustment	—	—	—	—	(40,517)	(752,571)	(793,088)

Balance at December 31, 2008	942,557	53,153,690	8,026,114	—	123,166	19,170,127	81,415,654

Contributions, net of syndication costs	(31,274)	3,706,146	(266,330)	(3,846)	—	8,166,398	11,571,094

Payment on receivable from partners	—	460,000	—	—	—	—	460,000

Distributions	—	—	—	—	—	(689,986)	(689,986)

Transfer of non-controlling interest in
Cyprus Subsidiary	(48,314)	—	—	(48,314)	—	96,628	—

Net loss	(348,831)	(20,860,516)	(2,970,748)	(53,093)	—	(2,675,378)	(26,908,566)

Forward currency exchange contracts	—	—	—	—	3,824,423	1,274,808	5,099,231

Foreign currency translation adjustment	—	—	—	—	2,509,268	211,853	2,721,121

Balance at December 31, 2009	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008

Operating activities:
Net loss	$(26,908,566)	$(3,020,998)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	4,869,284	1,276
Amortization of debt issue costs	50,645	21,544
Foreign currency transaction loss	1,788,739	2,129,747
Net gain on forward currency exchange contracts	(2,100,973)	—
Net loss on interest rate swap	9,272,915	—
Settlement of hedge instruments	(51,924)	—
Equity in loss (income) of unconsolidated entities	640,124	(46,770)
Loss on impairment of deposit on asset acquisition	9,874,907	—
Payment of interest on Berenberg Facility	(5,401,173)	(84,785)
Changes in assets and liabilities:
Due from charterers	(3,263,009)	—
Other receivables	171,992	(198,133)
Prepaid and other assets	(757,426)	(227,594)
Accounts payable and accrued liabilities	9,310,633	2,139,549
Accrued interest payable	(153,968)	322,220
Net cash (used in) provided by operating activities	(2,657,800)	1,036,056

Investing activities:
Net related party receivable	(147,364)	(4,395,510)
Distribution from unconsolidated entities	—	332,305
Advances for vessel acquisitions	(124,173,802)	(20,057,917)
Advances for capitalized vessel construction costs	(8,712,267)	(3,229,749)
Purchase of on board equipment	(11,087,942)	(811,255)
Proceeds from sale to affiliate	—	2,922,775
Decrease (increase) in restricted cash	55,967,374	(12,902,482)
Net cash used in investing activities	(88,154,001)	(38,141,833)

Financing activities:
Proceeds from Berenberg Facility	2,655,082	17,893,238
Repayments on Berenberg Facility	(54,451,067)	(2,903,272)
Proceeds from senior loan with Nord/LB	150,700,745	—
Repayments on senior loan with Nord/LB	(5,232,663)	—
Net proceeds from borrowing on Hartmann Loans	7,617,990	—
Deferred loan fees	(9,527)	(3,782,997)
Proceeds from related party note payable	—	1,250,000
Repayment of related party note payable	(11,327,751)	—
Net accounts payable to related party	(9,991)	865,158
Contributions from partners	6,229,772	16,355,000
Unaccepted equity contributions	(314,500)	314,500
Syndication costs	—	(1,683,641)
Contributions from non-controlling interests	8,963,135	8,129,972
Distributions to non-controlling interests	(689,986)	(739,518)
Net cash provided by financing activities	104,131,239	35,698,440

Effect of exchange rate changes on cash	2,725,626	(2,358,668)

Net increase (decrease) in cash	16,045,064	(3,766,005)
Cash, beginning of year	2,222,196	5,988,201
Cash, end of year	$18,267,260	$2,222,196

Non-cash financing and investing activities:
Vessel construction installments financed through accounts payable	$65,019,372	$10,381,453
Deposits on asset acquisition financed through assumption of payable	$5,300,000	$—
Syndications costs financed through accounts payable	$2,847,312	$—

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2009	2008

Net loss	$(26,908,566)	$(3,020,998)

Foreign currency exchange forward contracts	5,099,231	—

Foreign currency translation adjustment	2,721,121	(793,088)

Comprehensive loss	$(19,088,214)	$(3,814,086)

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.      Nature of Partnership’s Business and Summary of Significant Accounting Policies

References herein to III to I Maritime Partners Cayman I, L.P. (“Cayman I”) include III to I Maritime Partners Cayman I, L.P. and its consolidated subsidiaries.  In accordance with the Securities and Exchange Commission’s (“SEC”) “Plain English” guidelines, these financial statements have been written in the first person.  In this document, the words “we,” “our,” “ours” and “us” refer only to III to I Maritime Partners Cayman I, L.P. and its consolidated subsidiaries or to III to I Maritime Partners Cayman I, L.P. or an individual subsidiary and not to any other person.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of the Business

Cayman I, a Cayman Islands limited partnership, was formed October 18, 2006.  Cayman I and its consolidated subsidiaries were formed for the primary purpose of acquiring, managing and operating maritime vessels.  Our primary focus is on anchor-handling tug supply (“AHTS”) vessels, but we also purchased a non-controlling interest in two multipurpose bulk carrier vessels (“mini-bulkers”) and entered into an agreement to purchase a chemical tanker.  We are also authorized to engage in other activities if III to I International Maritime Solutions Cayman Inc., a Cayman Islands corporation (“General Partner”), believes such activities will benefit our core business of shipping operations.  We are authorized to issue Class A, Class B, Class C and Class D limited partner units as well as general partner units.  To date we have issued Class A, Class B and Class D limited partner units and general partner units.  As of December 31, 2009, delivery of three of our AHTS vessels had occurred from the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”) in Italy, and we had contracts to purchase six additional new AHTS vessels currently under construction by Fincantieri.  Delivery of our first three AHTS vessels, UOS Atlantis, UOS Challenger and UOS Columbia, occurred on February 27, 2009, May 28, 2009 and October 5, 2009, respectively, with the AHTS vessels immediately placed in service.  With these three vessels delivered and operating under charters, our operations have begun to shift focus from development stage to vessel operations, therefore we are no longer a development stage company as defined by the topic Development Stage Entities of Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”), FASB ASC 915.

Initially, we owned approximately 96% of the units of I-A Suresh Capital Maritime Partners Limited, a limited liability company formed under the laws of Cyprus (our “Cyprus Subsidiary”).  On April 28, 2009, having received the proper approval from our limited partners, we underwent a reorganization in order to simplify our ownership structure, streamline the calculation of allocations and distributions by incorporating economic rights in our Partnership Agreement that formerly resided in the organizational documents of our Cyprus Subsidiary and simplify the financial statements by eliminating the non-controlling interest component related to the Cyprus Subsidiary.  As part of the reorganization approval, the reorganization was effective on April 1, 2009.  Pursuant to the reorganization, one of the non-controlling unitholders in our Cyprus Subsidiary contributed its units in the Cyprus Subsidiary for newly created Class D units of Cayman I.  The newly created Class D units are structured to represent, in total, substantially the same allocation rights in the results of operations and similar rights of control as the interest in the Cyprus Subsidiary which was the consideration for their issuance.  Our general partner, the other non-controlling unitholder, contributed its units in the Cyprus Subsidiary in exchange for the contribution by the other unitholder and the adoption of the Second Amended and Restated Agreement of Limited Partnership.  As a result of the reorganization, we now own 100% of our Cyprus Subsidiary.

In accordance with FASB ASC 810, Consolidation - Non-controlling Interest in a Subsidiary, we have treated the acquisition of the non-controlling interest in our Cyprus Subsidiary as an equity transaction, and have recorded a decrease in the equity of the Class D unitholders and of the general partner equal to the negative carrying value of the non-controlling interest attributable to the acquired interests effective April 1, 2009.  The table below reflects the carrying value of our General Partner, Class D and non-controlling interests as of December 31, 2009 and March 31, 2009.  The excess of the fair value of the Class D units over the negative carrying value has also been allocated solely to the Class D limited partners, resulting in no affect on the financial statements of such excess.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

		Class D
	General	Limited	Non-controlling
	Partner	Partners	Interest

Balance at March 31, 2009	$864,290	$—	$17,350,044

Transfer of non-controlling interest in
Cyprus Subsidiary	(48,314)	(48,314)	96,628

Contributions, net of syndication costs	(31,274)	(3,846)	8,166,398

Distributions	—	—	(71,025)

Net loss	(270,564)	(53,093)	(2,528,153)

Forward currency exchange contract	—	—	1,274,808

Foreign currency translation adjustment	—	—	1,265,750

Balance at December 31, 2009	$514,138	$(105,253)	$25,554,450

Suresh Capital Maritime Partners Germany GmbH (“German Subsidiary”), a German limited liability company and a wholly owned subsidiary of the Cyprus Subsidiary, was formed for the purpose of acquiring, managing and operating our maritime vessels.

Through December 31, 2009, we have incurred $9,735,969 in deposits, interest, and capitalized costs and $233,801 in deferred loan fees in connection with our potential acquisition of a chemical tanker, of which $94,863 was reclassed to interest expense per FASB ASC 825 Financial Instruments and the remainder was impaired and is included in loss on impairment of deposit on asset acquisition..  If acquired, the chemical tanker would be held in a separate special purpose entity (“SPV”) owned by our wholly-owned subsidiary, Kronos Shipping I, Ltd. (“Kronos”).  The chemical tanker would transport bulk cargos such as chemicals, clean petroleum products and vegoils.  As of the current date, we are re-evaluating our intentions with respect to the chemical tanker, and believe it is unlikely that we will complete the acquisition of the tanker unless the shipyard constructing the vessel agrees to significant concessions, to include timing of construction installments, and an adjustment to the overall contract price.  See Note 2. Maritime Vessels, for additional information regarding the potential chemical tanker acquisition.

In May 2007, we acquired a 75% limited partnership interest in 12 SPVs, each a Kommanditgesellschaft (“KG”), German limited partnerships, in order to secure a position in 12 AHTS vessels available from the Fincantieri Shipyards in Italy with expected deliveries through 2010.  The remaining 25% of each SPV is owned by Reederei Hartmann GmbH & Co. KG (“Reederei Hartmann”), a Hartmann Group company, and affiliates of Reederei Hartmann.  Additionally, Hartmann Offshore GmbH (“Hartmann Offshore”), a Hartmann Group company, was retained to provide management services for our AHTS vessels.  Each SPV holds a shipbuilding contract for one AHTS vessel which will be operated through the respective SPV upon delivery.  Each SPV was formed for the purpose of acquiring, managing and operating a single maritime vessel.  In December 2007 and January 2008, we transferred our interest in three of the 12 AHTS SPVs to our affiliate, FLTC Fund I.

During 2007, we also acquired a 49% interest in two additional SPVs, each of which acquired and operates one mini-bulker.  The operations of each mini-bulker are managed by Reederei Hesse GmbH & Co. KG (“Reederei Hesse”) with the remaining 51% ownership held by affiliates of the manager and the Hartmann Group.  See Note 3 for additional information.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Profits and losses are allocated in accordance with the Second Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”).  Distributions, based on available cash flows, are made to the beneficial owners in accordance with the Partnership Agreement.  The Partnership Agreement entitles our general partner to a portion of all amounts which would otherwise be distributable to our Class A limited partners from distributions of cash flow provided by operations (but not from distributions of capital proceeds), which portion is equal to (i) ten percent until the limited partners have received returns up to the amount of their capital contributions, (ii) twenty percent until the limited partners have received returns equal to their capital contributions and (iii) thirty percent thereafter.

Our ownership was as follows:

	General Partner		Class A Limited Partners		Class B Limited Partners		Class D Limited Partners
	Units	Ownership Interest	Units	Ownership Interest	Units	Ownership Interest	Units	Ownership Interest	Total Units

October 18, 2006	—	0.00%	—	0.00%	—	0.00%	—	0.00%	—
Additions	9,750	6.94	121,065	86.12	9,763	6.94	—	0.00	140,578
December 31, 2006	9,750	6.94	121,065	86.12	9,763	6.94	—	0.00	140,578
Additions	150	0.04	308,265	87.56	43,650	12.40	—	0.00	352,065
December 31, 2007	9,900	2.01	429,330	87.15	53,413	10.84	—	0.00	492,643
Additions	—	0.00	127,395	80.48	30,900	19.52	—	0.00	158,295
December 31, 2008	9,900	1.52	556,725	85.53	84,313	12.95	—	0.00	650,938
Additions	—	0.00	55,519	96.52	—	0.00	2,000	3.48	57,519
December 31, 2009	9,900	1.40%	612,244	86.42%	84,313	11.90%	2,000	0.28%	708,457

Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements present our consolidated financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  Significant intercompany balances and transactions have been eliminated.  We consolidate investments in entities in which we have a controlling interest.  Investments in unconsolidated entities where we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method.

Business Geographics
Non-U.S. operations accounted for 100% of our revenues and net income or loss.  Vessels will regularly move between countries in international waters.  It is therefore impractible to assign revenues or earnings from operations by geographical area.

Segment Reporting
Our AHTS vessels, which are currently the only vessels which we consolidate in our operations, serve the same type of customer, participate equally in a common revenue sharing pool and have similar operations and maintenance requirements, operate in the same regulatory environment and are subject to similar economic characteristics.  Based on this, we have determined that we operate in one reportable segment.

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

Concentrations of Credit Risk
We maintain deposit accounts with U.S. financial institutions that, at times, exceed the federally insured limits and with foreign financial institutions.  Management believes the financial strength of the U.S. and foreign financial institutions minimizes the credit risk related to our deposits.  We have not experienced any losses from this credit risk.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash
We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Our cash balance will from time to time include amounts which may be subject to the conditions under the agreement with Norddeutsche Landesbank Girozentrale (“Nord/LB”) for the senior loan facility (“Senior Loan”).  The Nord/LB senior loan conditions for each SPV prohibit us from making distributions unless payment of any delivered vessels’ operating costs and all amounts due and payable under the Senior Loan are secured for a 12 month period.

Cash Held in Escrow
We maintain balances in an escrow account, which are restricted from release until conditions of the escrow agreement have been met.  The escrow account is used to hold investor deposits until subscription agreements have been accepted by the depositor, at which time the conditions of the escrow are fulfilled.

Due from Charterers
Customer obligations due under normal trade terms are recorded as due from charters.  An allowance for doubtful accounts would represent our estimate of the amount of probable credit losses existing in our accounts receivable.  We have a limited number of customers with individually large amounts due at any given date.  Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.  We regularly review all aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances.  As of December 31, 2009 and 2008, we had recorded no allowance for doubtful accounts.

Derivatives
We account for derivatives and derivatives classified as hedges in accordance with FASB ASC 815, Derivatives and Hedging.  All our derivative and hedge positions are stated at fair value within current derivative assets, derivative assets, current derivative liabilities or long-term derivative liabilities on our consolidated balance sheet.

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

The costs of significant replacements, renewals or betterments will be capitalized over the shorter of the vessel’s and equipment’s remaining useful lives or the lives of the renewals or betterments.  The non-depreciated cost of any asset component being replaced will be written off as part of vessel operating expenses.  Expenditures for routine maintenance and repairs are expensed as incurred.

Vessel construction in progress represents the cost of acquiring contracts to build vessels, installments paid to the shipyards, certain other payments made to third parties and capitalized interest costs incurred during the construction of each vessel until the vessel is substantially complete and ready for its intended use.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets
We assess long-lived assets for recoverability in accordance with FASB ASC 360, Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  These evaluations for impairment are significantly impacted by estimates of revenues, costs, expenses and other factors.  If these assets are considered to be impaired, the impairment to be recognized is calculated as the excess of the asset’s carrying value over its fair value.  As of December 31, 2009, we are re-evaluating our intentions with respect to the chemical tanker, and believe it is unlikely that we will complete the acquisition of the tanker unless the shipyard constructing the vessel agrees to significant concessions, to include timing of construction installments, and an adjustment to the overall contract price.  We have therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of this asset to zero, resulting in the recognition of a loss on impairment of $9,874,907.  No indicators of potential impairment were noted for the year ended December 31, 2008.

Deferred Loan Fees
Costs incurred in connection with the issuance of debt have been capitalized and are being amortized on a straight-line basis to interest expense over the life of the related debt agreements, which does not create a significant difference from the effective interest method.  Deferred loan fees at December 31, 2009 and December 31, 2008 amounted to $3,554,818 and $3,771,774, respectively, net of accumulated amortization of $63,482 and $11,223, respectively.

Non-controlling Interest
The non-controlling interest in our consolidated balance sheet reflects the original investment by non-controlling unitholders in the consolidated subsidiaries along with their proportional share of the earnings or losses of the subsidiaries, which are consolidated in our financial statements, less any distributions received from our consolidated subsidiaries.  The non-controlling interest also receives a portion of the cumulative foreign currency translation adjustment and syndication costs.

Syndication Costs
Syndication costs are costs or fees incurred for financial services including, but not limited to, the procurement of equity at any level within Cayman I.  Such costs are netted against partners’ equity in proportion to the ownership of each class of partner.  See Note 6 for additional information.

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a charterer and we are responsible for all crewing, insurance and other operating expenses.  Time charters may be long term charters for six months to several years, or short-term charters, typically called “spot charters” measured in days or weeks.  Our AHTS SPVs participate in a pool arrangement with three SPVs owned by FLTC Fund I (“UOS AHTS Pool”) under which they pool their revenue less voyage expenses (“Voyage Results”).  Revenue from charters, including any mobilization fees, is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Our pooling arrangement under the UOS AHTS Pool will not have any bearing on our revenue until such time as one of the vessels owned by FLTC Fund I is delivered and begins to participate in the UOS AHTS Pool, which is expected in May 2010.  After such time, our revenue will be recorded taking into account potential pool adjustments for the period.

Other revenue (i.e. Fuel Revenue, Oil & Lube Revenue, etc) is reported gross according to FASB ASC 605 Revenue Recognition (605.45.45).  We are the primary obligor in the arrangement.  Whether a supplier or our entity is responsible for providing the product or service desired by the charterer is a strong indicator of our entity’s role in the transaction. If we are responsible for fulfillment, including the acceptability of the products or services ordered or purchased by the charterer, that fact is a strong indicator that we have risks and rewards of a principal in the transaction and that we should record revenue gross based on the amount billed to the charterer. Representations (written or otherwise) made by our entity during marketing and the terms of the sales contract generally will provide evidence as to whether we or the supplier is responsible for fulfilling the ordered product or service. Responsibility for arranging transportation for the product ordered by a charterer is not responsibility for fulfillment.  Unmitigated general inventory risk is a strong indicator that we have risks and rewards as a principal in the transaction and, therefore, revenue should be recorded gross based on the amount billed to the charterer.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Foreign Currency Translation
The functional currency of the majority of our subsidiaries is the Euro (“EUR”).  Assets and liabilities of foreign currency-denominated financial statements are translated into the U.S. dollar (“USD”), our functional currency, at the exchange rate as of the balance sheet date.  Revenues, costs and expenses are translated at the weighted-average exchange rate for the reporting period.  Exchange gain and loss adjustments resulting from the translation of the financial statements are reflected in other comprehensive income (loss) in accordance with FASB ASC 830, Foreign Currency Matters.

During the years ended December 31, 2009 and 2008, we incurred foreign currency transaction gain (loss) of $335,094 and ($2,129,747), respectively. These amounts include the effect of changes in the valuation of the forward currency exchange contracts as well as translation of our deposit balances held in EUR to USD at the reporting dates.

Included in other accumulated comprehensive income (loss) are the changes in foreign currency translation adjustments representing a gain of $2,632,434 and $123,166 for the years ended December 31, 2009 and 2008, respectively, which resulted from the translation of our financial statements from the functional currency of EUR to the reporting currency of USD.

We exclude foreign currency transaction gains and losses resulting from intercompany foreign currency transactions that are long-term in nature from the determination of net income.

Income Taxes
We are not subject to U.S. federal or state income taxes.  Our taxable income and losses are reported on the income tax returns of the respective partners.  Based on the current structure and activity of the Cyprus Subsidiary and on current tax laws in Cyprus, the Cyprus Subsidiary is subject to income tax in Cyprus.  The German Subsidiary is treated as a German corporation for tax purposes and is subject to German corporate income taxes.

German income taxes are accounted for under FASB ASC 740, Income Taxes, which requires an assets and liabilities approach to financial accounting and reporting for deferred income taxes.  Deferred income taxes and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances may be established to reduce deferred taxes to the amount expected to be realized.  We had no deferred taxes as of December 31, 2009 and 2008.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which is now under FASB ASC 740, Income Taxes.  This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

We are subject to foreign income taxes in Cyprus and Germany.  Accordingly, all tax years since inception are still subject to audit by the taxing authorities in those jurisdictions.  Our AHTS SPVs are subject to the tonnage tax regime in Germany, which results in the AHTS SPVs being taxed on the net tonnage of the AHTS vessels rather than the income generated in the AHTS SPV.

Our policy is to recognize potential interest and penalties related to income tax matters in income tax expense.  We believe we have appropriate support for the income tax positions taken and to be taken on our income tax returns and that our accruals for tax liabilities are adequate for all open years based on an assessment of many factors, including past experience and interpretations of tax law applied to the facts of each matter.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

FASB Accounting Standards Codification
(Accounting Standards Update (“ASU”) 2009-01)

In June 2009, the FASB issued ASU 2009-01, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which approves the Accounting Standards Codification, or ASC, as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities.  The ASC, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009.  As the ASC is not intended to change or alter existing U.S. GAAP, it did not have any impact on our consolidated financial position or results of operations.  We adopted Update 2009-01 as of September 30, 2009.

Derivatives and Hedging Activities
(Included in ASC 815 “Derivatives and Hedging,” previously SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities, an Amendment of SFAS No. 133”)

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

Disclosure about Fair Value of Financial Instruments
(Included in ASC 825 “Financial Instruments,” previously FSP FAS 107-1 and APB 28-1 “Interim Disclosure about Fair Value of Financial Instruments”)

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

Subsequent Events
(Included in ASC 855 “Subsequent Events,” previously SFAS No. 165 “Subsequent Events”)

In May of 2009, the FASB issued new authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Partnership’s consolidated financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Partnership’s consolidated financial statements.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Non-controlling Interest
(Included in ASC 810 “Consolidation,” previously SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”)

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51.  SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We adopted SFAS No. 160 as of January 1, 2009.  The adoption of SFAS No. 160 did not have a material impact on our consolidated financial statements, but it did change the presentation of the consolidated balance sheet, income statement and other comprehensive income.  The presentation changes have been made for all periods presented.

2.      Maritime Vessels

We committed to purchase nine AHTS vessels.  As of December 31, 2009, the construction of the first three AHTS vessels was complete and operations had begun.  The estimated cost of each AHTS vessel ranges from $53,259,995 (EUR 37,159,000) to $61,051,414 (EUR 42,595,000) for a total commitment for the nine vessels of $516,488,222 (EUR 360,349,000).  Under the contracts, installments are due upon certain milestones being met during the construction.  Approximately 30% of the total construction costs require deposits, some of which are funded with equity while others have been or will be funded through draws on our credit facility with Berenberg Bank, loans from Reederei Hartmann and our Senior Loan.  Amounts drawn on our Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB.  A guarantee from Reederei Hartmann, our non-controlling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I, (“Hartmann Guarantee”) in the amount of $45,932,786 (EUR 32,046,875) was outstanding at December 31, 2009.  No such guarantee was outstanding at December 31, 2008.

As of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.  The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Please refer to the full discussion regarding this issue in Note 4.  As of December 31, 2009 and December 31, 2008, we incurred $291,543,002 and $80,860,590, respectively, in connection with the acquisition of the AHTS vessels.  The remaining six AHTS vessels are scheduled to be delivered from February 2010 through April 2010.  Each of our assets under construction is allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period.  The remaining balance of the interest incurred is expensed.  See Note 4 for additional information.

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

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective April 2009, we entered into an agreement whereby all of the rights retained by IMS Capital Partners and IMS Holdings with respect to the chemical tanker pursuant to the MOA between IMS Holdings and Schulte Group were transferred to Kronos, the new obligor under an amended version of the MOA between Kronos and Conway Shipping I, Ltd (“Amended MOA”).  As consideration for and to give effect to this transfer, we assigned the receivables from IMS Holdings, through which the transaction was undertaken, to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA.  This amount was credited by Kronos as additional paid in capital, and Kronos accepted the rights to the chemical tanker pursuant to the Amended MOA.  The outcome left Kronos as the sole holder of all rights and obligations with respect to the potential acquisition of the chemical tanker and resulted in IMS Capital Partners and IMS Holdings each holding directly offsetting note obligations.  By entering into a Note Cancellation Agreement, the note obligations between IMS Holdings and IMS Capital Partners were terminated.  Through December 31, 2009, we have incurred costs of $9,735,969 in deposits, interest, and capitalized costs and $233,801 in deferred loan fees in connection with the potential acquisition of the chemical tanker through Anthos, of which $94,863 was reclassed to interest expense per FASB ASC 825 Financial Instruments and the remainder was impaired and is included in loss on impairment of deposit on asset acquisition.

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general, we are currently re-evaluating our intentions with respect to the chemical tanker, and believe it is unlikely that we will complete the acquisition of the tanker unless the shipyard constructing the vessel agrees to significant concessions, to include timing of construction installments, and an adjustment to the overall contract price.  We have therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of the asset to zero.  This results in the recognition of a loss on impairment of $9,874,907.  If we do formally forfeit our option to acquire the tanker, we expect to recognize gain on the extinguishment of debt of $5,300,000 in a future period.  The net result of this would be a loss of approximately $4,574,907, which represents liquidating damages of $3,000,000 plus our capitalized costs approximating $1,574,907.

The table below provides details of our remaining capital expenditure obligation for each vessel as of December 31, 2009, including the potential acquisition of the chemical tanker.  The figures below include the amounts due to the shipyard, estimated vessel outfitting upon delivery and amounts owed for vessel construction oversight and commercial and technical management during construction as described above.  The amounts below include amounts payable by us and our non-controlling interest holders in each SPV as well as amounts anticipated to be funded through our credit facilities.

			Less than			Over
SPV Name	Vessel Name	Total	1 year	2-3 Years	4-5 Years	5 Years
Anchor Handling Tug Supply Vessels
6163 – Isle of Langeoog	UOS Discovery	$52,050,003	$52,050,003	$—	$—	$—
6168 – Isle of Amrum	UOS Endeavour	$56,806,122	$56,806,122	$—	$—	$—
6169 – Isle of Sylt	UOS Enterprise	$56,806,122	$56,806,122	$—	$—	$—
6171 – Isle of Wangerooge	UOS Explorer	$58,653,216	$58,653,216	$—	$—	$—
6172 – Isle of Neuwerk	UOS Freedom	$58,896,590	$58,896,590	$—	$—	$—
6173 – Isle of Usedom	UOS Liberty	$59,157,738	$59,157,738	$—	$—	$—
Chemical Tanker
MD2007-11-12		$40,705,068	$14,272,093	$26,432,975	$—	$—

3.      Investment in Unconsolidated Entities

During 2007, we purchased a 49% interest in two additional SPVs, Hesse Schiffahrts GmbH & Co. MS “Markasit” KG and ATL Reederei GmbH & Co. MS “Larensediep” KG, each holding a single mini-bulker.  The equity investment made in each SPV was $2,022,450 (EUR 1,500,000) and $2,161,650 (EUR 1,500,000), respectively, at the prevailing exchange rate at the time the commitments were funded.  Permanent financing at the SPV level amounting to approximately 70% of the vessel cost for each vessel was put in place upon vessel delivery.  The mini-bulkers are merchant ships specially designed to transport bulk cargo such as grains, fertilizer, quick lime, soda ash, forest and paper products and cement in their cargo holds.  The mini-bulkers began operations in August and December 2007 and currently operate in liner services between the Baltic area and Northern Spain, Portugal, Mediterranean Sea, Greece, Turkey and Israel where the operator has established long-term partners.

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

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following presents summarized financial information for the unconsolidated entities, in dollars:

	December 31,	December 31,
	2009	2008

Assets	$24,901,430	$26,294,940

Liabilities	$18,722,777	$19,323,326
Equity	6,178,653	6,971,614
Total liabilities and equity	$24,901,430	$26,294,940

	Twelve Months Ended December 31,
	2009	2008

For the Period
Revenue	$6,897,672	$12,571,923
Expenses	(8,204,048)	(12,456,762)
Net loss	$(1,306,376)	$115,161

Interest in net loss of unconsolidated entities	$(640,124)	$46,770

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

The difference of $50,108 between the amount at which the investment is reflected on our consolidated balance sheet as of December 31, 2009, $2,977,432, and 49% of the equity as shown on the financial information above, $3,027,540, is related to the difference in the rates utilized to translate the equity accounts and the investment in unconsolidated entities on our consolidated balance sheet at December 31, 2009.

For the year ended December 31, 2008, the difference of ($159,371) between the amount at which the investment is reflected on our consolidated balance sheet as of December 31, 2008, $3,575,462, and 49% of the equity as shown on the financial information above, $3,416,091, is related to the difference in the rates utilized to translate the equity accounts and the investment in unconsolidated entities on our consolidated balance sheet at December 31, 2008.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

4.      Long-Term Debt and Pledged Cash

	December 31,	December 31,
	2009	2008

Berenberg Facility	$—	$56,255,375
RHKG Loan Agreements	7,617,990	—
Nord/LB Facility	145,468,080	—
Schulte Group Facility	5,300,000	—
Total debt	158,386,070	56,255,375
Current portion of long-term debt	(17,858,391)	(34,927,967)
Total debt classified as long-term	$140,527,679	$21,327,408

Berenberg Facility
In November 2006, we entered into a credit facility (“Berenberg Facility”) with Berenberg Bank, a German financial institution, allowing for borrowings up to $37,839,120 (EUR 26,400,000).  Proceeds from borrowings were primarily used for the acquisition of AHTS vessels.  The Berenberg Facility was available in multiple tranches with each tranche being directly related to a single AHTS vessel, but secured by restricted cash.  The Berenberg Facility was amended in March and May 2007, increasing the available borrowings to $72,094,990 (EUR 50,300,000) and extending the maturity date to September 2010.  The remaining terms of the Berenberg Facility were not materially changed.

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

Under the Berenberg Facility, we were required to maintain compensating balances as security for the repayment of the borrowings under such facility.  The compensating balances were required to be equal to or greater than the initial amounts drawn by our German Subsidiary and used to pay deposits on construction of our AHTS vessels.  The compensating balances represented the original tranche balance plus interest earned since the original deposit date.  The tranche balance represented the original loan plus all incurred interest which was rolled into the new loans upon maturity which was usually three months.  As the interest rate earned on the compensating balances was less than the interest charged on the tranche balance, the compensating balances did not fully offset the outstanding tranche balances.  During the second and third quarters of 2009, the Berenberg Facility loans were repaid utilizing the restricted cash balances which were pledged against the loans, supplemented with contributions from our limited partners.  As of December 31, 2009, there were no borrowings or compensating balances.  As of December 31, 2008, borrowings of $56,255,375 (EUR 39,905,920), were outstanding and the related compensating balance was $55,967,374 (EUR 39,701,620).  We do not intend to utilize the Berenberg Facility in the future.

Deutsche Schiffsbank Facility/ Schulte Group Facility
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

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the Deutsche Schiffsbank Facility, an arrangement fee of $120,000 was earned and due as of the acceptance of the financing commitment.  This fee was paid by one of our affiliates and is recorded on our consolidated balance sheet at December 31, 2009 as part of due to related party.  Additionally, in relation to the advances and the guarantee facility, a commitment fee of 0.3% per annum on the daily undrawn amount of such advance and unutilized amount of the guarantee facility accrues from the date of the Deutsche Schiffsbank Facility to and including the date of payment thereof.  Such fee is payable quarterly in arrears and on the last day of the commitment period applicable to such advance.  Further, a guarantee commission is payable quarterly in arrears at a rate equal to 1.4% per annum on the daily average maximum amount of the liabilities and obligations of Deutsche Schiffsbank under or pursuant to the guarantees to be issued by Deutsche Schiffsbank in favor of the sellers of the chemical tanker.  There were no guarantees outstanding at December 31, 2009 and 2008.

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

IMS Holdings repaid $3,000,000 of the Schulte Group Facility through its affiliate by January 15, 2008, in compliance with the terms of the MOA.  We advanced approximately $3,800,000 to IMS Holdings to allow IMS Holdings to provide funds to make the required payments to the Schulte Group under the MOA.  An addendum to the MOA was executed in July 2008 to extend the loan through November 30, 2008, extend the time period allowed for IMS Holdings to secure financing and increase the amount of possible liquidated damages.  As of December 31, 2008, no agreement had been reached on a further extension of the terms of the MOA, and IMS Holdings was technically in default on their loan and required to pay liquidating damages.  An amended and restated MOA was entered into on April 25, 2009, which extends the term of the loan and bank guarantee through July 30, 2010, increases the interest rate and the possible liquidated damages, requires us to pay a lump sum amount of $200,000 as a fee for providing the extension of the bank guarantee, waives any prior default and clarifies certain other terms of the original MOA.  The interest on the Schulte Group Facility is based on the three-month US LIBOR rate plus a margin of 4.50%.  The effective interest rate as of December 31, 2009 was 5.52%.  Interest is due quarterly.  As part of the changes, the parties to the MOA were formally changed to be between Kronos in place of IMS Holdings and Conway Shipping Co. Ltd (“Conway”) in place of the Schulte Group.

In the future, we may sell or assign the chemical tanker or the rights to acquire it, or may elect to cancel our option to acquire the chemical tanker, whereby we would be subject to liquidated damages through the forfeiture of all amounts advanced under the MOA.

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general, we are currently re-evaluating our intentions with respect to the chemical tanker, and believe it is unlikely that we will complete the acquisition of the tanker unless the shipyard constructing the vessel agrees to significant concessions, to include timing of construction installments, and an adjustment to the overall contract price.  We have therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of the asset to zero.  This results in the recognition of a loss on impairment of $9,874,907.  If we do formally cancel our option to acquire the tanker, we expect to recognize gain on the extinguishment of debt of $5,300,000 in a future period.  The net result of this would be a loss of approximately $4,574,907, which represents the liquidating damages mentioned above of $3,000,000 plus our capitalized costs approximating $1,574,907.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

If acquired, the chemical tanker would be held in Anthos, which would be owned by Kronos.  From the date of transfer of ownership in Anthos to Kronos through the date of payment of the second installment for the chemical tanker to Nantong Mingde pursuant to the building contract, the Deutsche Schiffsbank Facility will be secured by a cash collateral account with a balance of at least $7,560,000.  If no time lapse between the two events exists, the cash collateral account would not be required.  Additionally, prior to the delivery of the chemical tanker, the Deutsche Schiffsbank Facility shall be secured by an assignment of the chemical tanker building contract, the related refund guarantee issued by Bank of China Limited in favor of Anthos, a pledge of the equity of Kronos and a guarantee by Anthos.  Upon delivery of the chemical tanker, the Deutsche Schiffsbank Facility will be secured by a mortgage on the chemical tanker including the related deed of covenants and deed of share charges.

We are subject to various covenants associated with the Deutsche Schiffsbank Facility, under which we must obtain consent of Deutsche Schiffsbank to carry out transactions including, but not limited to:

•	payment of dividends by Kronos;
•	capital infusions from outside investors into Kronos or its subsidiaries;
•	additional financing and/or encumbrances on Kronos;
•	making loans and advances from Kronos; and
•
establishment of cash accounts with Deutsche Schiffsbank to serve as security from the time that ownership in Anthos is transferred to Kronos until the second installment has been paid on the vessel, if a time lapse between the two events exists.

As we are re-evaluating our intentions, and currently do not expect to complete the acquisition of the chemical tanker unless the shipyard constructing the tanker were to grant significant concessions, we are unlikely to utilize the Deutsche Schiffsbank Facility.

Nord/LB Facility
On December 19, 2008, we entered into a $602,802,981 (EUR 420,570,000) Senior Loan with Nord/LB as administrative agent, with a term of 12 years from the delivery of each AHTS vessel.  The proceeds from the loan were initially to be used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV.  A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $120,560,596 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years.  However, in no case can the total loans be in excess of 75% of the aggregate costs of all ships covered by the Senior Loan.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus the three AHTS vessels being purchased by FLTC Fund I.  The 12 ships serve individually and collectively as the collateral for the Senior Loan.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $14,333 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, will be $7,167 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.

Amounts drawn on the Pre-Delivery Facility of the Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility.  As of December 31, 2009, we have incurred expenses of $881,006 (EUR 631,727) related to the guarantee.  The Hartmann Guarantee in the amount of $45,932,786 (EUR 32,046,875) was outstanding at December 31, 2009.  There were no guarantees outstanding at December 31, 2008.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.  The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Nord/LB had delayed draws on the Pre-Delivery Facility under the Senior Loan, resulting in our being unable to make timely progress payments to Fincantieri.  Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts with respect to the remaining vessels to be delivered had not been paid.  As a result, we were not in compliance with the terms of the remaining shipbuilding contracts and Fincantieri would have had the right to cease construction activities on the remaining vessels.  However, Fincantieri acknowledged the delay and indicated to us that it does not intend to cease construction pending resolutions of these matters.  In addition, Fincantieri has not taken any action under the shipbuilding contracts to demand payment.  As a result of these missed payments, we were not in compliance with certain covenants of our Senior Loan with Nord/LB as of December 31, 2009, however such non-compliance did not represent an event of default under the loan document.  Nord/LB is aware that the payments have not been made, and has not taken any action under the Senior Loan related to the non-compliance.

The resolution to this situation is ongoing, and involves the granting of loans from Reederei Hartmann to our German Subsidiary under the RHKG Loan Agreements described below and the amendment of the shipbuilding contracts to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the three-month EURIBOR plus 2%, currently 3.00%.  We are also pursuing potential additional financing from Nord/LB via an increase of the amount guaranteed by SACE under the Senior Loan, but the outcome of this effort is unknown as of the date of filing.  If obtained, we anticipate that this financing would allow us to repay the RHKG Loan Agreements, either in full or partially, via a distribution from the AHTS SPV to our German Subsidiary, which would then use those funds to effect repayment of all or party of the RHKG Loan Agreement balances.  If we are unable to obtain this additional financing, or are unable to further achieve a distribution to our German Subsidiary allowing us to repay the RHKG Loan Agreements or a portion thereof, it could impact the timing of distributions to investors.  The RHKG Loan Agreements call for a five year repayment term and the reserving of dividends from the AHTS SPV’s for this purpose.  The current Nord/LB financing has a significantly longer payment term of ten to twelve years, and the terms regarding restrictions on our use of dividends from the AHTS SPVs are less prohibitive than those under the RHKG Loan Agreements.  However, there can be no assurances that the terms of any additional advances under the potential additional Nord/LB financing will be the same as the current terms.

There is also a financial guarantee for up to 70% of the loan balance issued by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency.  Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate.  For the portion of the Senior Loan not guaranteed by SACE S.P.A., the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost to be determined prior to each drawdown.  For the portion of the Senior Loan that is guaranteed by SACE S.P.A, the applicable interest rate is EURIBOR plus 1.375% per annum.  With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum.  Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation.  Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,433,300 (EUR 1,000,000).  If interest incurred exceeds $1,433,300 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

A guarantee commission of 1.375% per annum is due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $343,992,000 (EUR 240,000,000).  The guarantee commission is due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made.

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

On January 31, 2009, in order to comply with the conditions of the Senior Loan, we passed a Resolution increasing the total share capital of one of our AHTS SPVs, Isle of Usedom, from $17,378,550 (EUR 13,500,000) to $48,917,400 (EUR 38,000,000) based on the exchange rate at January 31, 2009.  This resulted in an increase in our capital commitment to Isle of Usedom from $14,512,163 (EUR 10,125,000) to $40,849,050 (EUR 28,500,000), based on current exchange rates.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We accepted a drawdown on the Senior Loan on February 25, 2009 related to the delivery of UOS Atlantis totaling $44,689,067 (EUR 35,047,500).  The proceeds were used to pay the fifth and final installment to Fincantieri totaling $33,394,067 (EUR 26,201,700) and to repay the advance from Reederei Hartmann totaling $4,698,317 (EUR 3,686,400) plus accrued interest thereon on February 27, 2009.

On May 26, 2009, UOS Challenger was delivered to our AHTS SPV, MS Norderney.  We accepted a drawdown on the Senior Loan on May 25, 2009 related to the upcoming delivery totaling $49,080,519 (EUR 35,047,500).  The proceeds were used to pay the fifth and final installment to Fincantieri totaling $37,098,837 (EUR 26,491,600) and to repay the advance from Reederei Hartmann totaling $5,150,531 (EUR 3,677,900) plus accrued interest thereon on May 26, 2009.

On October 5, 2009, UOS Columbia was delivered to our AHTS SPV, MS Baltrum.  We accepted a drawdown on the Senior Loan on October 2, 2009 related to the delivery totaling $51,120,284 (EUR 35,047,500).  The proceeds were used to pay the outstanding installments to Fincantieri totaling $49,179,033 (EUR 33,716,600).

At December 31, 2009, a total of $145,468,080 (EUR 101,491,719) was outstanding under the Senior Loan with an effective interest rate of 2.791%.  The outstanding balance will be due in full in February 2021.  During the year ended December 31, 2009, we incurred interest expense of $2,546,281 (EUR 1,825,815), related to the drawdowns on the Senior Loan.

RHKG Loan Agreements
In late January 2010 and in March 2010, our German Subsidiary entered into four loan agreements with Reederei Hartmann, which is the non-controlling interest holder of our AHTS SPVs (the “RHKG Loan Agreements”).  Each of the agreements is related to a corresponding AHTS SPV, and provides for loans equal to the remaining amount of capital outstanding from our German Subsidiary to the AHTS SPV to which the agreement relates.  The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV results in our satisfying the capital contribution in the full amount called for under the Company Agreement of the respective AHTS SPV.

One of these agreements relates to the AHTS SPV Isle of Baltrum.  Under that agreement, the loan made to the AHTS SPV by Reederei Hartmann totaling $7,752,459 (EUR 5,315,000) was assumed by our German Subsidiary effective as of October 2, 2009.  The execution of the agreement and the subsequent recognition of the contribution of capital to Baltrum results in our satisfying the capital contribution in the full amount called for under the Company Agreement.

The RHKG Loan Agreements mature 5 years from the date of signing.  The agreements call for interest to be calculated at 6% per annum, due annually at each anniversary date of signing.  There is no penalty for pre-payment of all or any portion of the loans prior to the end of the respective loan periods.  The terms of the agreements include the granting of a security interest in our interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.

Under the RHKG Loan Agreements, if additional financing is granted by Nord/LB to the respective AHTS SPV via an increase in the amount guaranteed by SACE under the Senior Loan, the RHKG Loan Agreements state that our German Subsidiary shall use its best endeavors to have the respective AHTS SPV distribute funds from the financing to our German Subsidiary sufficient to allow it to repay the respective RHKG Loan Agreement.

We are subject to various warranties, representations, and covenants under the RHKG Loan Agreements, such as limitations on our entering into asset dispositions or restructuring arrangements unreasonably detrimental to Reederei Hartmann’s security interest in the respective AHTS SPV, and the reserving of distributions received from the respective AHTS SPV for repayment of the RHKG Loan Agreements.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the total interest incurred, capitalized and expensed is shown below:

	Years Ended
	December 31,
	2009	2008

Interest capitalized to vessel construction in progress:
Beginning of period	$3,448,928	$1,017,307
Interest incurred	6,402,954	3,565,263
Currency translation change related to beginning balance	57,739	(43,651)
Interest related to property and other assets held for sale	—	(84,786)
Interest expense	(3,660,121)	(1,005,205)
Amount reclassed to delivered vessels	(1,668,031)	—
End of period	$4,581,469	$3,448,928

Interest paid	$2,047,167	$1,091,424
Interest added to principal on borrowings on Berenberg Facility	$—	$2,560,058

The future scheduled minimum payments of our debt facilities are as follows:

Lender	Borrower	Total	2010	2011	2012	2013	2014 and thereafter
RHKG	SCMP GmbH	$7,617,990	$—	$—	$—	$—	$7,617,990
Nord/LB	UOS Atlantis	47,093,983	4,186,130	4,186,132	4,186,133	4,186,132	30,349,456
Nord/LB	UOS Challenger	48,140,515	4,186,130	4,186,132	4,186,132	4,186,132	31,395,989
Nord/LB	UOS Columbia	50,233,582	4,186,131	4,186,132	4,186,132	4,186,132	33,489,055
Conway, formerly Schulte	Kronos Shipping , LTD	5,300,000	5,300,000	—	—	—	—
		$158,386,070	$17,858,391	$12,558,396	$12,558,397	$12,558,396	$102,852,490

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below summarizes the fees paid on our outstanding debt agreements:

		Years Ended
		December 31,
Type of Fee and Related Debt	Accounting Treatment	2009	2008

Conway Shipping Ltd, formally referred to as the Schulte Group:
Guarantee commission	Expensed - interest expense	$94,863	$140,669
Guarantee commission	Capitalized - deposit on asset acquisition	$202,160	$—

Deutsche Schiffsbank Facility:
Commitment fee	Expensed - interest expense	$—	$10,500
Arrangement fee	Capitalized - deferred loan fee	$—	$120,000
Legal and structuring fees	Capitalized - deferred loan fee	$9,527	$104,273

Senior Loan:
Commitment fee	Expensed - interest expense	$848,835	$654,882
Agency fee	Expensed - interest expense	$120,112	$132,417
Guarantee commission	Expensed - interest expense	$881,006	$—
Arrangement fee	Capitalized - deferred loan fee	$—	$3,171,825
Legal and structuring fees	Capitalized - deferred loan fee	$—	$386,898

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

On March 6, 2009 and March 11, 2009, respectively, two of our AHTS SPVs, MS Juist and MS Norderney, entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR. The original notional amount of these forward currency exchange contracts was $10,800,000 and $7,500,000, respectively. The contract for MS Juist covers the one year period beginning May 26, 2009 and the contract for MS Norderney covers the period from May 20, 2009 through November 26, 2009. These contracts are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

On March 27, 2009, one of our AHTS SPVs, MS Juist, entered into an interest rate swap agreement, which begins February 2010 and expires February 2019 with a notional value of $46,047,450 (EUR 32,126,875) at December 31, 2009, in order to hedge the risk of rising interest rates related to the Senior Loan, which is based on the three-month EURIBOR rate. On May 25, 2009, the remaining eight of our nine AHTS SPVs entered into similar interest rate swap agreements, which begin in March 2010 and expire from May 2019 to April 2020. The total notional value of these agreements is $388,263,726 (EUR 270,887,969) at December 31, 2009, bringing the total notional value under the nine interest rate swap agreements to $434,311,176 (EUR 303,014,844) at December 31, 2009. Through these agreements, we have fixed our debt service cost related to our AHTS SPVs for the period covered by the agreement at rates between 3.465% and 3.885% plus the applicable margin and funding costs. By entering into these interest rate swap agreements, we are protecting against interest rate fluctuations on the variable three-month EURIBOR rate component of the outstanding borrowings under our Senior Loan which matures in February 2021. The interest rate swaps contain no credit-risk-related contingent features and are not collateralized. These instruments are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On May 11 and May 22, 2009, our AHTS SPVs entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR. The forward currency exchange contracts, which have been designated for hedge accounting under FASB ASC 815, Derivatives and Hedging, had a notional value totaling $113,400,000. The contracts run from December 2009 through December 2011.

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

The fair value of our derivative instruments as of December 31, 2009 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$2,271,928	$2,797,433	$—	$—

Not designated as hedging instruments:
Forward currency exchange contracts	501,892	—	—	—
Interest rate swap agreements	—	—	4,522,274	5,007,963

Total derivatives	$2,773,820	$2,797,433	$4,522,274	$5,007,963

For the year ended December 31, 2009, we recognized net gains and (losses) on derivative instruments as follows:

		For the Years Ended
Derivatives by hedge designation	Classification of gains (losses)	December 31, 2009	December 31, 2008
Designated as hedging instruments:
Cash flow hedges:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$22,860	$—

Not designated as hedging instruments:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$2,100,973	$—
Interest rate swap agreements	Loss on interest rate swaps	$(9,874,907)	$—

For the year ended December 31, 2009, the foreign currency transaction loss related to forward currency exchange contracts designated as Cash Flow Hedges was $22,860, of which a loss of $29,064 is related to the fair value of the ineffective portion of the forward currency exchange contracts, offset by a gain of $51,924 related to the first matured contract. The first contract matured in December 2009. As the contracts mature, the fair value amounts related to the effective portion of the foreign currency forward exchange contracts, which are currently recorded as Accumulated Other Comprehensive Income, will be recorded to Hedge Foreign Currency Transaction gain (loss). The current effective portion of $2,231,819 (EUR 1,557,119) is expected to be reclassified into net income within the next twelve months.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the year ended December 31, 2009, the total foreign currency transaction gain is $2,100,973. Of this amount, $1,612,633 is related to forward currency exchange contracts not designated as hedging instruments which have matured, and the residual amount of $488,340 is due to the fair value of the remaining contracts.

6.	Related Party Transactions

In April 2008, we entered into an agreement, effective January 1, 2008, to retain Dental Community Management, Inc. (“DCMI”), an entity owned in part by Jason M. Morton, a director and the Chief Financial Officer of our General Partner, to perform administrative and professional services (“Services Agreement”). The Services Agreement was amended and restated in June 2008 and January 2009. Pursuant to the most recent amendment and restated Services Agreement, the term of such agreement ends on December 31, 2013 with automatic one-year renewal periods thereafter. Under the Services Agreement, DCMI provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services. In exchange for such services, we paid a monthly non-accountable administrative fee of $25,000 through April 2008 and $60,000 from May to December 2008. The monthly fee increased to $100,000 beginning January 1, 2009.

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

Effective January 1, 2007, the terms of the Management Agreement were amended. We entered into a letter agreement with SCMH (“Letter Agreement”) which replaced the Management Agreement. The Letter Agreement provided for us to advance funds as a loan, which are unsecured, totaling $3,237,500 to SCMH on a quarterly basis. The Letter Agreement provided for repayment of the advances with interest at a rate equal to 5% per annum. As of December 31, 2009 and 2008, the amount receivable from SCMH in connection with the Letter Agreement was $1,842,324 and $1,661,782, respectively, including accrued interest of $209,340 and $118,798, respectively. During the years December 31, 2009 and 2008, we recognized interest income of $90,542 and $74,053, respectively.

Effective January 1, 2009, we entered into an Amended and Restated Shareholders’ Agreement in our Cyprus Subsidiary. As a result of this agreement, the Letter Agreement with SCMH was terminated.

As of December 31, 2008, we had $4,278,164, including accrued interest of $283,164, due from IMS Holdings resulting from short-term advances we made to IMS Holdings relating to the acquisition of the chemical tanker prior to the formation of Kronos (the “Partnership Notes”). Each advance bore interest at 8% with a final maturity date of December 2018. As of June 24, 2009, the amount due from IMS Holdings was $4,238,983, including accrued interest of $361,983. The cost basis of the investment in the chemical tanker on the financial statements of IMS Capital Partners was $4,138,946. Therefore, $4,138,946 of the note receivable balance was transferred to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA, under which Kronos was the obligor. Therefore, as of December 31, 2009, we had a residual amount due of $106,039, including accrued interest income of $6,002 from IMS Holdings related to these short-term advances. See Note 2, Maritime Vessels, for additional information regarding our option to purchase the chemical tanker.

During October 2008, we were advanced $1,000,000 in the form of a loan from III:I Emerging Market Partners Real Estate Investment Fund I, L.P. (“EMP Fund I”), an affiliate of our General Partner. This loan, which is unsecured, bears interest at a rate of 12% and matures in October 2010. In connection with this loan, we paid a $20,000 commitment fee to EMP Fund I upon execution of the promissory note. This fee was included in interest expense on our consolidated statement of operations. The loan balance at December 31, 2009 and 2008 was $536,838 and $1,001,041, including $59,338 and $1,041 of accrued interest, respectively. During the years ended December 31, 2009 and 2008, we incurred interest of $88,387 and $21,041, respectively.

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During December 2008, we were advanced $250,000 in the form of a loan from III to I Financial Management Research, L.P., an affiliate of our General Partner. This loan, which is unsecured, bears interest at a rate of 12% and matures in December 2018. As of December 31, 2009, the loan is paid in full. The loan balance at December 31, 2008 was $251,233, including accrued interest of $1,233. During the years ended December 31, 2009 and 2008, we incurred interest of $11,319 and $1,233, respectively, related to this loan.

In May 2007, the AHTS SPVs entered into a ship management agreement with Hartmann Offshore, an affiliate of Reederei Hartmann, the non-controlling interest owner of the AHTS SPVs. The fees are included in vessel operation expenses. As of December 31, 2009, we incurred $752,271 (EUR 539,417). There were no fees incurred in 2008, as we did not have vessels in operation.

The AHTS SPVs pay technical and commercial management fees to Hartmann Offshore. These fees are included in vessel construction in progress or vessels on our consolidated balance sheet, and as of December 31, 2009 and 2008 were $5,195,713 (EUR 3,625,000) and $2,290,763 (EUR 1,625,000), respectively.

The AHTS SPVs pay construction fees to Hartmann Offshore. These fees are included in vessel construction in progress or vessels on our consolidated balance sheet, and as of December 31, 2009 and 2008 were $2,149,950 (EUR 1,500,000) and $352,425 (EUR 250,000), respectively.

Each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee will provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel. Under such agreements, the German Subsidiary would have received fees of $716,650 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel. The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited, all of which are affiliates of SCMH. As of December 31, 2009 and 2008, we incurred $3,896,784 (EUR 2,718,750) and $1,718,072 (EUR 1,218,750), respectively, in syndication costs. These costs are translated using historical rates and they are included as an offset to non-controlling interest and partners’ equity on our consolidated balance sheet.

The table below provides the amounts outstanding under these agreements as of December 31, 2009.

			Less than			Over
SPV Name	Vessel Name	Total	1 year	2-3 Years	4-5 Years	5 Years
Anchor Handling Tug Supply Vessels
6163 – Isle of Langeoog	UOS Discovery	$179,163	$179,163	$—	$—	$—
6168 – Isle of Amrum	UOS Endeavour	179,163	179,163	—	—	—
6169 – Isle of Sylt	UOS Enterprise	179,163	179,163	—	—	—
6171 – Isle of Wangerooge	UOS Explorer	179,163	179,163	—	—	—
6172 – Isle of Neuwerk	UOS Freedom	179,163	179,163	—	—	—
6173 – Isle of Usedom	UOS Liberty	358,325	358,325	—	—	—
Total fees outstanding		$1,254,140	$1,254,140	$—	$—	$—

7.	Fair Value of Financial Instruments

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

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

The estimated fair value of cash, accounts receivable, accounts payable, accrued interest, related party receivables and payables approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of December 31, 2009 and December 31, 2008 approximated the carrying value since the draws on the Senior Loan incur interest at a variable rate and mature every one to three months. The estimates presented are not necessarily indicative of the amounts that would be realized in a current market exchange.

The fair value of the interest rate swap and the forward currency exchange contracts discussed in Note 5 are included in current and long-term derivative liabilities in our consolidated balance sheet. The fair value of the interest rate swap (used for non-speculative purposes) is based on the relative fair values of the discounted future stream of interest payments under the original floating interest facility using rates derived based on a forward curve of the three-month EURIBOR, upon which the terms of the Senior Loan are based, versus the future interest payments due under the fixed rate obtained in the interest rate swap agreement of 3.465%. The fair values of the forward currency exchange contracts are based on the relative exchange rates per the forward currency exchange contracts versus the forward exchange rate curve as of December 31, 2009. The fair value of the derivative instruments are determined with reference to observable rates which are commonly quoted on a forward basis, and are therefore classified as Level 2 items.

Our assets and liabilities as of December 31, 2009 that are measured at fair value on a recurring basis are summarized below (in dollars):

		December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$—	$5,571,253	$—	$5,571,253

Liabilities
Interest rate swap agreements	$—	$9,530,237	$—	$9,530,237

		December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$—	$—	$—	$—

Liabilities
Interest rate swap agreements	$—	$—	$—	$—

III TO I MARITIME PARTNERS CAYMAN I, LP. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about the impairment loss related to our deposit on asset acquisition, described in Note 4, which is measured at fair value on a non-recurring basis as of December 31, 2009:

December 31, 2009
	Level 1	Level 2	Level 3	Total
Asset
Deposit on asset acquisition	$—	$—	$—	$—

The deposit on asset acquisition was determined to have a fair value of $0 based on Level 3 inputs, which included third-party information regarding the value of similar assets.

8.	Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. In the opinion of management, as of December 31, 2009, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

9.	Subsequent Events

In late January 2010 and in March 2010, our German Subsidiary entered into four loan agreements with Reederei Hartmann. Each of the agreements is related to a corresponding AHTS SPV, and provides for loans equal to the remaining amount of capital outstanding from our German Subsidiary to the AHTS SPV to which the agreement relates. The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV results in our satisfying the capital contribution in the full amount called for under the Company Agreement of the respective AHTS SPV. Additional information regarding the loan agreements can be found in Note 4.

In February and March 2010, amendments were made to the shipbuilding contracts for the AHTS vessels held through our AHTS SPVs Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the three-month EURIBOR plus 2%.

Our fourth, fifth, and sixth AHTS vessels were delivered on February 16, March 11, and March 15, 2010, respectively, and are currently not under charter. Our commercial manager, UOS, is currently pursuing opportunities with charterers for our vessels.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

As of December 31, 2009, our general partner’s chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Securities Exchange Act”), and concluded that, as of such date, our disclosure controls and procedures were adequate and effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers of our general partner, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended December 31, 2009, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

III to I International Maritime Solutions Cayman, Inc., a Cayman Islands corporation, as our general partner manages our operations and activities. Our general partner is not elected by our limited partners and is not subject to re-election on a regular basis. Limited partners are not entitled to elect the officers or directors of our general partner or directly or indirectly participate in our management or operations. The stock of our general partner is not listed on any exchange. As a result, our general partner is not a “listed company” under the SEC rules and regulations and therefore is not required to have any independent directors.

We do not have a separately designated executive committee or nominating committee of the Board of Directors. Consequently, we do not have charters for either of those committees. We do have an audit committee; however, none of its members would qualify as independent directors.

Set forth below is information concerning the directors and executive officers of III to I International Maritime Solutions Cayman, Inc. as of March 22, 2010. Directors and officers serve until they are removed from such positions.

Name	Age	Position with General Partner

Darrell W. Cain	53	Director and Chief Executive Officer
Michael T. Watters	57	Director and Audit Committee Member
Jason M. Morton	36	Director and Chief Financial Officer
Gary V. Moore	58	Director and Audit Committee Member

Darrell W. Cain is a certified public accountant and has been engaged in public accounting since January 1979. He is a graduate of Baylor University where he received a Bachelor of Business Administration degree in 1977 and a Master of Public Accounting degree in 1978. Mr. Cain has been a partner in the accounting firm of Cain, Watters & Associates, P.L.L.C. (“CWA”) or a predecessor firm since October 1984. He has served as Chief Executive Officer and a director of our general partner since inception.

Michael T. Watters is a certified public accountant and has been engaged in public accounting since 1980. He is a graduate of the University of North Texas where he received a Bachelor of Business Administration degree in accounting in 1976 and a Master of Science degree in accounting in 1980. Mr. Watters has been a partner in the accounting firm of CWA or a predecessor firm since September 1991. He has served as a director of our general partner since March 2009, and has served on the audit committee of our general partner since his appointment as director.

Jason M. Morton is a chartered financial analyst and a graduate of Baylor University where he received a Bachelor of Business Administration degree in Finance and International Business in 1995. Mr. Morton has been an officer of DCMI since January 2008. Prior to such time, Mr. Morton served as a consultant with Alvarez & Marsal from April 2003 until April 2006 and senior investment analyst for III to I Financial Management Research from April 2006 to December 2007. He has served as Chief Financial Officer and a director of our general partner since November 2007.

Gary V. Moore is a certified public accountant and has been engaged in public accounting since 1978. Mr. Moore is also a certified fraud examiner and investment advisor representative. He is a graduate of the University of Texas at Arlington where he received a Bachelor of Business Administration degree in accounting. Mr. Moore has been the General Manager and Chief Compliance Officer of the accounting firm of CWA since 2001. He has served as a director of our general partner since March 2009, and has served on the audit committee of our general partner since his appointment as a director.

Code of Business Conduct and Ethics

The board of directors of our general partner has adopted a code of business conduct and ethics for our officers, which is available to the public on our website at www.3to1IMS.com. If any amendments are made to the code or if our general partner grants any waiver, including any implicit waiver, from a provision of the code that the SEC requires us to disclose, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of beneficial ownership and changes in beneficial ownership with the SEC. Officers, directors and greater than 10% holders are required by SEC regulations to furnish us with copies of all Section 16(a) forms.

Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended December 31, 2009, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, except for the failure to timely file one Form 3 by Mr. Darrell Cain.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception. Darrell W. Cain is an executive officer of CWA and Jason M. Morton is an executive officer of DCMI. Each of them receives compensation for the performance of his duties as an executive officer of CWA or DCMI, respectively, which includes managing our partnership. Neither CWA nor DCMI allocates this compensation outside of their respective entities. DCMI provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we will pay a non-accountable administrative fee of $1,200,000 per year. Additional information is provided in this Form 10-K under Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Compensation

In March 2009, the Board of Directors of our general partner approved an annual fee of $38,400 to Gary V. Moore for services as a director. Such amount is intended to compensate Mr. Moore for the performance of his services as a member of the audit committee of our general partner. All directors’ fees are pro-rated from the date of election to the Board of Directors and are payable quarterly. Each director will be fully indemnified by us for actions associated with being a director to the extent permitted under laws of the Cayman Islands.

The following table shows the compensation of the directors for the periods ended:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Darrell W. Cain (1)
December 31, 2009	—	—	—	—	—	—	—
December 31, 2008	—	—	—	—	—	—	—
Michael T. Watters (2)
December 31, 2009	—	—	—	—	—	—	—
December 31, 2008	—	—	—	—	—	—	—
Jason M. Morton (3)
December 31, 2009	—	—	—	—	—	—	—
December 31, 2008	—	—	—	—	—	—	—
Gary V. Moore (4)
December 31, 2009	25,600	—	—	—	—	—	25,600
December 31, 2008	—	—	—	—	—	—	—

(1)
Darrell W. Cain is an executive officer of our general partner and is also an executive officer of CWA. CWA compensates Mr. Cain for the performance of his duties as an executive officer of CWA, which includes managing our partnership. He does not receive additional compensation for his service as a director.

(2)
Michael T. Watters is an executive officer of CWA. CWA compensates Mr. Watters for the performance of his duties as a director of CWA, which includes managing our partnership. He does not receive additional compensation for his service as a director.

(3)
Jason M. Morton is an executive officer of our general partner and DCMI. DCMI compensates Mr. Morton for the performance of his duties as an executive officer of DCMI, which includes managing our partnership. He does not receive additional compensation for his service as a director. DCMI provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a non-accountable administrative fee of $1,200,000 per year. Additional information is provided in this Form 10-K under Item 13. Certain Relationships and Related Transactions, and Director Independence.

(4)
Mr. Moore was appointed as a director in March 2009. As a result, he received no compensation in 2008. Mr. Moore will receive an annual fee for his service as a director beginning in 2009 in the amount of approximately $38,400. Such amount is intended to compensate Mr. Moore for the performance of his services as a member of the audit committee of our general partner. During the year ended December 31, 2009, Mr. Moore earned director’s fees totaling $25,600, which remained outstanding at year end. Additionally, Mr. Moore is an executive officer of CWA which compensates Mr. Moore for the performance of his duties as an executive officer of CWA.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Ownership of the Partnership

The following table sets forth the beneficial ownership of the partnership’s units as of March 22, 2010, by beneficial owners of 5% or more of such units, by each director and named executive officer of our general partner and all directors and named executive officers as a group.

Name(1)	Number of Voting Units (2)		Percentage of Outstanding Voting Units
Darrell W. Cain	19,370	(3)	2.727%
Michael T. Watters	10,900	(4)	1.534%
Gary V. Moore	2,000	(5)	0.282%
Jason M. Morton	—	(6)	0.000%
All directors and named executive officers as a group	22,370		3.149%
Suresh Capital Partners, LLC	11,000	(7)	1.548%
The Maritime Funding Group, Inc. Irrevocable Trust	—	(8)	0.000%

(1)	Unless indicated below, the persons named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them.

(2)
In all matters on which limited partners may cast a vote, each partner other than a Class D limited partner shall have one (1) vote (or a fraction thereof) for each Class A unit, Class B unit, Class C unit or General Partner unit (or fraction thereof) held by such partner, subject to the “Class D Protective Provisions” contained in our Second Amended and Restated Agreement of Limited Partnership which is attached as Exhibit 3.4 to this Form 10-K. Pursuant to the Partnership Agreement, whenever the approval of a specified percentage of the partners or units is required, the percentage refers to the partners holding the appropriate percentage of voting units and not to a percentage of the class of individual partners. As a result, the percentage of outstanding voting units of each partner in the ownership table above represents the percentage of all outstanding voting units owned by such partner, rather than the percentage owned by such partner of any particular class of units of the partnership.

(3)
With respect to the 19,370 units beneficially owned by Darrell W. Cain, 1,000 of such units are Class B units owned by Mr. Cain individually, 5,000 of such units are Class B units owned for the benefit of Mr. Cain through an Individual Retirement Account, 3,470 of such units are Class B units beneficially owned by Mr. Cain through an Individual Retirement Account for the benefit of Mr. Cain’s spouse, Sandi L. Hamm, and the remaining 9,900 of such units are General Partner units owned by our general partner and are attributable to Mr. Cain based on his significant ownership percentage in our general partner as set forth in the table below under the section entitled Ownership of the General Partner.

(4)
With respect to the 10,900 units beneficially owned by Michael T. Watters, 1,000 of such units are Class B units owned by Mr. Watters individually and the remaining 9,900 of such units are General Partner units owned by our general partner and are attributable to Mr. Watters based on his significant ownership percentage in our general partner as set forth in the table below under the section entitled Ownership of the General Partner.

(5)
With respect to the 2,000 units beneficially owned by Mr. Moore, all of such units are Class B units. Additionally, Mr. Moore does own a small percentage of our general partner as set forth in the table below under the section entitled Ownership of the General Partner; however, because of Mr. Moore’s small ownership percentage of our general partner, we have not attributed to him any General Partner units owned by our general partner.

(6)
Jason M. Morton does not currently own voting units in the partnership. Mr. Morton does own a small percentage of our general partner as set forth in the table below under the section entitled Ownership of the General Partner; however, because of Mr. Morton’s small ownership percentage of our general partner, we have not attributed to him any General Partner units owned by our general partner.

(7)
While Suresh Capital Partners, LLC does not currently own more than 5% of the voting units of the partnership, it is the beneficial owner of 11,000 Class B units. Of these 11,000 Class B units, 6,000 of such units are Class B units owned by Suresh Capital Partners, LLC, and the remaining 5,000 of such units are Class B units owned by Surram, LLC, an affiliate of Suresh Capital Partners, LLC. Additionally, Suresh Capital Partners, LLC is the beneficial owner of 1,000 Class D units. Although such Class D units are not voting units, the holders of such units are entitled to certain “Class D Protective Provisions” as described in our Second Amended and Restated Agreement of Limited Partnership, which is attached as Exhibit 3.4 to this Form 10-K.

(8)
While The Maritime Funding Group, Inc. Irrevocable Trust does not currently own voting units in the partnership, it is the beneficial owner of 1,000 Class D units. Although such Class D units are not voting units, the holders of such units are entitled to certain “Class D Protective Provisions” as described in our Second Amended and Restated Agreement of Limited Partnership which is attached as Exhibit 3.4 to this Form 10-K.

Ownership of the General Partner

The following table sets forth the beneficial ownership of our general partner’s shares as of March 22, 2010, by beneficial owners of 5% or more of such shares, by each director and named executive officer of our general partner, and by all directors and named executive officers as a group.

Name(1)	Number of Shares(2)	Percentage of Outstanding Shares

Darrell W. Cain	300	30%
Michael T. Watters	300	30%
Steve Cain	50	5%
Scott Steenson	50	5%
Jason M. Morton	20	2%
Gary V. Moore	10	1%
All directors and named executive officers as a group	630	63%

(1)	Unless indicated below, the persons named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them.

(2)
Our general partner is wholly-owned by IMS Holdings. The number of shares and percentage of outstanding shares with respect to each person shown in the table above corresponds to such person’s ownership in IMS Holdings.

Item 13. Certain Relationships and Related Transactions, and Director Independence

III to I International Maritime Solutions Cayman, Inc., a Cayman Islands exempted company, as our general partner, manages our operations and activities. Our general partner is not elected by our limited partners and is not subject to re-election on a regular basis. Limited partners are not entitled to elect the directors of our general partner or directly or indirectly participate in our management or operations. The general partner and its affiliates currently own approximately 3.2% of our outstanding units, including 9,900 General Partner units. As a result, the general partner and its affiliates will have substantial control over our management. The general partner is a wholly-owned subsidiary of IMS Holdings, a Texas limited liability company, of which Darrell W. Cain and Michael T. Watters each own 30%. For additional detail, see Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, under the caption entitled Ownership of the General Partner.

Administrative and Professional Services Agreement with DCMI

In April 2008, we entered into an agreement, effective January 1, 2008, to retain DCMI, an entity owned in part by Jason M. Morton, a director and the Chief Financial Officer of our general partner, to perform administrative and professional services (“Services Agreement”). This Services Agreement was amended and restated in June 2008 and January 2009. Pursuant to the most recent amendment and restatement of the Services Agreement, the initial term of such agreement commenced as of January 1, 2009 and ends on December 31, 2013, with automatic one-year renewal periods thereafter. Under the Services Agreement, DCMI provides various general and administrative services for us, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services. In exchange for such services, we were originally obligated to pay DCMI a non-accountable administrative fee of $25,000 per month, which fee has since been increased to $100,000 per month pursuant to the terms of the most recent amendment and restatement of the Services Agreement.

Management Agreement with SCMH

In November 2006, we entered into a management agreement (“Management Agreement”) with SCMH, which until April 1, 2009, held an approximate 2% ownership in our Cyprus Subsidiary. The Management Agreement provided for a three year management fee of $4,200,000, payable in 12 quarterly installments of $350,000 each. The initial installment was paid in October 2006. The remaining installments were due at the beginning of each quarter commencing January 2007 and ending July 2009.

Effective January 1, 2007, the terms of the Management Agreement were amended. We entered into a letter agreement with SCMH (“Letter Agreement”) which replaced the Management Agreement. The Letter Agreement provided for us to advance funds as a loan, which are unsecured, totaling $3,237,500 to SCMH on a quarterly basis. The Letter Agreement provided for repayment of the advances with interest at a rate equal to 5% per annum. As of December 31, 2009 and 2008, the amount receivable from SCMH in connection with the Letter Agreement was $1,842,324 and $1,661,782, respectively, including accrued interest of $209,340 and $118,798, respectively. During the years December 31, 2009 and 2008, we recognized interest income of $90,541 and $74,053, respectively.

Effective January 1, 2009, we entered into an Amended and Restated Shareholders’ Agreement in our Cyprus Subsidiary. As a result of this agreement, the Letter Agreement with SCMH was terminated.

The German Subsidiary Financial Services Agreements

Each AHTS SPV has entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee will provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel. Under such agreements, the German Subsidiary would have received fees of $660,400 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel. The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited which are affiliates of SCMH. During 2008, we paid $1,791,625 (EUR 1,250,000) in syndication costs. No syndication costs were paid during 2009. These costs are included as an offset to non-controlling interest and III to I Maritime Cayman I, L.P. partners’ equity on our consolidated balance sheet.

As of December 31, 2009 and 2008, we had $106,039 and $4,278,164, including accrued interest of $6,002 and $283,164, respectively, due from IMS Holdings, an affiliate of the general partner, resulting from short-term advances we made to IMS Holdings relating to the option to acquire the chemical tanker prior to the formation of Kronos. Each of these advances was evidenced by a promissory note, the amount and terms of which are as follows (the “Partnership Notes”):

•	$100,000 Promissory Note dated November 29, 2007 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of November 28, 2017;
•	$3,200,000 Promissory Note dated January 10, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of January 9, 2018;
•	$75,000 Promissory Note dated April 29, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of April 28, 2018;
•	$350,000 Promissory Note dated June 27, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of June 26, 2018;
•	$100,000 Promissory Note dated July 30, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of July 29, 2018;
•	$90,000 Promissory Note dated October 7, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of October 6, 2018;
•	$10,000 Promissory Note dated November 7, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of November 6, 2018;
•	$60,000 Promissory Note dated December 10, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of December 9, 2018; and

•	$10,000 Promissory Note dated December 12, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of December 11, 2018.

Each of the above advances made by IMS Holdings in favor of the partnership was funded through a corresponding loan made by IMS Capital Partners, LLC, an affiliate of IMS Holdings owned in part by Jason M. Morton, a director and officer of our general partner (“IMS Capital Partners”) in favor of IMS Holdings (the “IMS Holdings Notes”). All of the IMS Holdings Notes were on the same terms as the Partnership Notes.

On April 25, 2009 and after the formation of Kronos, the original MOA was amended to include Kronos as the sole obligor in connection with the chemical tanker financing facility. However, IMS Capital Partners had already paid amounts totaling $4,138,946 to a Schulte Group affiliate in connection with the original MOA, with such amounts funded via the Partnership Notes. In June 2009, we entered into an agreement whereby all of the rights retained by IMS Capital Partners and IMS Holdings with respect to the chemical tanker pursuant to the original MOA were transferred to Kronos, the new obligor under the amended MOA. To give effect and consideration for this transfer, (i) the partnership assigned all of the Partnership Notes to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the amended MOA, (ii) Kronos credited the partnership additional paid in capital in the amount of the Partnership Notes, totaling $4,138,946, and accepted the rights to the chemical tanker pursuant to the amended MOA and (iii) each of IMS Holdings and IMS Capital Partners agreed that they have no further obligations or corresponding rights in the chemical tanker or the MOA, as amended. The outcome of the execution of this agreement left (i) Kronos the sole holder to all rights and obligations with respect to the chemical tanker and the amended MOA, (ii) the partnership with additional paid in capital in Kronos and (iii) IMS Capital Partners and IMS Holdings each holding directly offsetting note obligations. As a result of the offsetting note obligations held by IMS Capital Partners and IMS Holdings, in June 2009, both entities entered into a Note Cancellation Agreement whereby each entity agreed to cancel the notes held in exchange for the other entities agreement to do the same. As a result, none of the IMS Holdings Notes related to this matter is still outstanding as of the date of this Form 10-K, and the residual amount remaining under the Partnership Notes represents amounts expended by IMS Holdings on matters unrelated to the acquisition of the chemical tanker. Additional information related to the Schulte Group financing is included in this Form 10-K under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption entitled Financing Arrangements in the Liquidity and Capital Resources section.

During October 2008, we were advanced $1,000,000 in the form of a loan from III:I Emerging Market Partners Real Estate Investment Fund I, L.P. (“EMP Fund I”), an affiliate of our general partner. This loan was evidenced by a $1,000,000 Promissory Note dated as of October 29, 2008 by the partnership in favor of EMP Fund I with an interest rate of 12% and a maturity date of October 28, 2010. In connection with this loan, we paid a $20,000 commitment fee to EMP Fund I upon execution of the promissory note. The loan balance at December 31, 2009 and 2008 was $536,838 and $1,001,041, including $59,338 and $1,041 of accrued interest, respectively.

During December 2008, we were advanced $250,000 in the form of a loan from FMR. This loan was evidenced by a $250,000 Promissory Note dated as of December 17, 2008 by the partnership in favor of FMR with an interest rate of 12% and a maturity date of December 16, 2018. The loan was paid in full as of December 31, 2009. The loan balance at December 31, 2008 was $251,233, $1,233 of accrued interest.

Sales of Certain AHTS SPVs

In December 2007, the German Subsidiary entered into three separate agreements whereby it sold and assigned its interests in the following AHTS SPVs to Suresh Capital Maritime Partners I-B Germany GmbH: (i) ATL Offshore GmbH & Co. “Isle of Memmert” KG, (ii) ATL Offshore GmbH & Co. “Isle of Mellum” KG and (iii) ATL Offshore GmbH & Co. “Isle of Fehmarn” KG. As consideration for each such sale and assignment, we received $3,107,367 (EUR 2,119,478), $2,916,969 (EUR 2,027,785) and $2,775,845 (EUR 1,929,680), respectively. Each of these amounts approximated our carrying value of such assets as of the date of sale; therefore, no gain or loss was recognized on the transactions.

The purchaser in the foregoing transactions, Suresh Capital Maritime Partners I-B Germany GmbH, is owned indirectly by FLTC Fund I, a trust company of which the trustee is Family Legacy Trust Company. Family Legacy Trust Company is a wholly-owned subsidiary of Dental Community Financial Holdings, Ltd., whose general partner, Dental Community Holdings, Inc. is owned and controlled by Darrell W. Cain and Michael T. Watters, each of whom also owns equity in us and serves as a director of our general partner. Mr. Cain also serves as an executive officer of our general partner.

The AHTS Vessel Pooling Agreement

In March 2009, we entered into the AHTS Pool Agreement to participate in a revenue pool comprised of our nine AHTS SPVs and three AHTS SPVs owned by FLTC Fund I. The agreement names UOS as the “Pool Manager,” with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement. Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its returns from employment of the vessel less voyage expenses with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business. As indicated above, FLTC Fund I is a trust company of which the trustee is Family Legacy Trust Company, a wholly-owned subsidiary of Dental Community Financial Holdings, Ltd., whose general partner, Dental Community Holdings, Inc. is owned and controlled by Darrell W. Cain and Michael T. Watters. Mr. Cain and Mr. Watters also own equity in us and serve as directors of our general partner, and Mr. Cain serves as an executive officer of our general partner.

Cross-Collateralization of Nord/LB Loan Facility

In December 2008, our AHTS SPVs entered into the Senior Loan with Nord/LB. Additional information is provided in this Form 10-K under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption entitled Financing Arrangements in the Liquidity and Capital Resources section. In order to obtain more favorable financing terms under the Senior Loan, we agreed to a fleet financing arrangement whereby the Senior Loan would be secured by, among other things, our nine AHTS vessels and three AHTS vessels owned by FLTC Fund I. In connection with this fleet financing arrangement, we entered into a mutual indemnity agreement in May 2009 with the three AHTS SPVs owned by FLTC Fund I (the “AHTS Mutual Indemnity Agreement”). Pursuant to the AHTS Mutual Indemnity Agreement, we agreed to indemnify the AHTS SPVs owned by FLTC Fund I for all liabilities suffered by such SPVs arising out of or associated with any breach by us (or resulting from any payment or performance by such AHTS SPVs in order to avoid a breach by us) under the credit facility with Nord/LB or the AHTS Mutual Indemnity Agreement. Conversely, the AHTS SPVs owned by FLTC Fund I agreed to provide us with reciprocal indemnification obligations pursuant to the AHTS Mutual Indemnity Agreement.

Payment of Construction Administrative and Technical and Commercial Management Fees

During 2009 and 2008, the AHTS SPVs paid $2,508,275 (EUR 1,750,000) and $1,254,138 (EUR 875,000), respectively, in technical and commercial management fees to Hartmann Offshore, an affiliate of Reederei Hartmann, the non-controlling interest owner of the AHTS SPVs. During 2009 and 2008, the AHTS SPVs paid $1,612,463 (EUR 1,125,000) and $358,325 (EUR 250,000), respectively, in construction management fees to Hartmann Offshore. These fees are included in vessel construction in process or vessels on our consolidated balance sheet. These fees are included in vessel construction in progress or vessels on our consolidated balance sheet. The balances as of December 31, 2009 and 2008 were $7,345,663 (EUR 5,125,000) and $2,687,438 (EUR 1,875,000), respectively.

Equity Contribution Agreement

In April 2009, we entered into an Equity Contribution Agreement with SCMH and our general partner, whereby they agreed to contribute their non-controlling shares in our Cyprus Subsidiary to us in exchange for certain consideration set forth in the agreement. For its contribution, each of the equity holders of SCMH received 1,000 Class D units. The general partner contributed its share in the Cyprus Subsidiary in exchange for certain rights granted to it in our current Partnership Agreement and the agreement by SCMH to contribute its share. As a result of the equity contribution, we became the sole shareholder of our Cyprus subsidiary. While the Equity Contribution Agreement was consummated upon the adoption of our current Partnership Agreement later in April 2009, pursuant to the terms of the Equity Contribution Agreement and the current Partnership Agreement, all of the parties have agreed to treat the contribution of the Cyprus shares and issuance of the Class D units effective as of April 1, 2009.

RHKG Loan Agreements

In late January 2010 and in March 2010, our German Subsidiary entered into four loan agreements with Reederei Hartmann, which is the non-controlling interest holder of our AHTS SPVs (the “RHKG Loan Agreements”). Each of the agreements is related to a corresponding AHTS SPV, and provides for loans equal to the remaining amount of capital outstanding from our German Subsidiary to the AHTS SPV to which the agreement relates. The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV results in our satisfying the capital contribution in the full amount called for under the Company Agreement of the respective AHTS SPV.

These four agreements relate to the AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, and under these agreements, loans totaling $31,604,334 (EUR 22,780,000) were made from Reederei Hartmann to our German Subsidiary. In connection with Langeoog, Amrum and Wangerooge, the loan proceeds were paid directly to the respective AHTS SPV, thereby fulfilling the remaining capital contribution obligations of our German Subsidiary with respect to each of those AHTS SPVs. The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability is the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.

Each of the four RHKG Loan Agreements currently in place matures 5 years from the date of signing, with maturity dates therefore falling between January and March 2015 for the agreements currently in place. The agreements each call for interest to be calculated at 6% per annum, due annually at each anniversary date of signing. There is no penalty for pre-payment of all or any portion of the loans prior to the end of the respective loan periods. The terms of the agreements include the granting of a security interest in our interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.

Under the RHKG Loan Agreements, if additional financing is granted by Nord/LB to one of the AHTS SPVs to which an RHKG Loan Agreement relates via an increase in the amount guaranteed by SACE under the Senior Loan, the RHKG Loan Agreements state that our German Subsidiary shall use its best endeavors to have the AHTS SPV receiving the proceeds distribute funds from the financing to our German Subsidiary sufficient to allow it to repay the RHKG Loan Agreement.

We are subject to various warranties, representations, and covenants under the RHKG Loan Agreements, such as limitations on our entering into asset dispositions or restructuring arrangements unreasonably detrimental to Reederei Hartmann’s security interest in the AHTS SPVs, and the reserving of distributions received from an involved AHTS SPV for repayment of the related RHKG Loan Agreement.

In connection with each of the loans from RHKG with respect Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, RHKG obtained the funds for their loan to our German Subsidiary pursuant to a loan on nearly identical terms from Fincantieri, the shipyard constructing the vessels. It is anticipated that RHKG will enter into similar loan agreements with our three remaining AHTS SPVs that have not taken delivery of their respective AHTS vessels. However, no assurances can be given that Fincantieri will continue to loan RHKG the funds necessary to secure delivery of these final three vessels, or that RHKG will continue to loan our German Subsidiary such funds on acceptable terms or at all.

Item 14. Principal Accounting Fees and Services

The following table presents fees for services rendered by McGladrey & Pullen, LLP during fiscal 2009 and fiscal 2008.

	Year Ended December 31, 2009	Year Ended December 31, 2008
Audit fees (1)	$130,000	$73,000
Audit-related fees (2)	85,000	18,000
Tax fees (3)	46,494	26,691
All other fees	—	—

Total	$261,494	$117,691

(1)
Fees for audit of annual financial statements over financial reporting under the Sarbanes Oxley Act of 2002, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

(2)	Fees for professional services for consultations related to financial accounting and reporting.
(3)	Fees related to professional services for tax compliance, tax advice and tax planning.

The audit committee has considered whether the provision of the non-audit services described above is compatible with maintaining the independence of McGladrey & Pullen, LLP and determined that the provision of such services was compatible with maintaining such independence.

Audit Committee Policies and Procedures for Pre-approval of Audit and Non-Audit Services

Consistent with SEC policies regarding auditor independence, the audit committee is responsible for pre-approving all audit and non-audit services performed by the independent registered public accounting firm. In addition to its approval of the audit engagement, the audit committee will also take action at least annually to authorize the performance by the independent registered public accounting firm of several specific types of services within the categories of audit-related services and tax services. Audit-related services include assurance and related services that are reasonably related to the performance of the audit or review of the financial statements. Authorized tax services include compliance-related services such as services involving tax filings, as well as consulting services such as tax planning, transaction analysis and opinions.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)      Financial Statements.

See list of financial statements in this Form 10-K under Part II, Item 8. Financial Statements and Supplementary Data.

(a)(2)      Financial Statement Schedules.

None

(a)(3)      Exhibits.

Exhibit Number	Title of Document

2.1
Equity Contribution Agreement, dated as of April 23, 2009, by and among III to I Maritime Partners Cayman I, L.P., I-A Suresh Capital Maritime Partners Limited, III to I International Maritime Solutions Cayman, Inc., Suresh Capital Maritime Holdings, LLC, Suresh Capital Partners, LLC and The Maritime Funding Group, Inc. Irrevocable Trust (Incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

3.1
Certificate of Registration of Exempted Limited Partnership of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.2
Statement in Terms of Section 9 of the Exempted Limited Partnership Law (as amended) of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.3
Statement in Terms of Section 10 of the Exempted Limited Partnership Law (as amended) of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.4
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.5
Certificate of Incorporation of III to I International Maritime Solutions Cayman, Inc. (Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.6
Memorandum & Articles of Association of III to I International Maritime Solutions Cayman, Inc. (Incorporated by reference to Exhibit 3.6 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

4.1	Form of Certificate for Units of the Partnership (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

4.2
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (included as Exhibit 3.4 above) (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.1
Loan, Guarantee Facility and Credit Facility Agreement, dated as of December 19, 2008, by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, the lenders party thereto, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.2
Loan Agreement, dated as of November 20, 2008, by and between Kronos Shipping I, Ltd., as Borrower and Deutsche Schiffsbank Aktiengesellschaft, as Lender (Incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.3
Supplemental Letter, dated as of February 4, 2009, by and among Kronos Shipping I, Ltd., the Schulte Group, III to I Maritime Partners Cayman I, L.P. and Anthos Shipping Co. Limited (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.4
Master Agreement for Financial Derivatives Transactions, dated as of November 2008, by and between Kronos Shipping I, LP c/o Walkers SPV Limited and Deutsche Schiffsbank Aktiengesellschaft, Bremen und Hamburg (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.5
Credit Facility, dated as of November 29, 2006, by and among Joh. Berenberg, Gossler & Co. KG, Suresh Capital Maritime Partners Germany GmbH and III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 10.5 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.6
Amendment Agreement No. 1 to the Credit Facility, dated as of March 13, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.7
Amendment Agreement No. 2 to the Credit Facility, dated as of May 4, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.8
Amended and Restated Memorandum of Agreement, dated as of April 25, 2009, by and between Kronos Shipping I, Ltd. and the Conway Shipping Co. Ltd. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.9
Contract, dated as of January 8, 2009, by and between Reederei Hartmann GmbH & Co. KG and ATL Offshore GmbH & Co. MS “Norderney” KG (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.10
Standard Texas Lease, dated as of June 15, 2007, by and between Peterson Place Partners, Ltd. and Cain, Watters & Associates, P.C. (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.11
Second Amended and Restated Agreement to Perform Administrative and Professional Services, dated as of January 5, 2009, by and between III to I Maritime Partners Cayman I, L.P. and Dental Community Management, Inc. (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.12
Sale and Assignment of a Limited Share (Fehmarn), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.13
Sale and Assignment of a Limited Share (Mellum), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.14
Sale and Assignment of a Limited Share (Memmert), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.15
Sale and Assignment of a Limited Share (Markasit), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.16
Sale and Assignment of a Limited Share (Larensiediep), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.17
Share Transfer Agreement SCMP, dated as of February 2009, by and between Reederei Hartmann GmbH & Co., KG and Suresh Capital Maritime Partners Germany GmbH, as amended by Addendum No. 1, dated May 20, 2009, Addendum No. 2, dated June 18, 2009, Addendum No. 3, dated August 14, 2009, Addendum No. 4, dated August 31, 2009, Addendum No. 5, dated September 29, 2009, Addendum No. 6, dated September 30, 2009, and Addendum No. 7, dated November 2, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2009)

10.18*	Addendum No. 8 to Share Transfer Agreement SCMP, dated as of February 10, 2010

10.19
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6160, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.20
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6161, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.19 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.21
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6162, dated November 3, 2006, between ATL Offshore GmbH & “Isle of Baltrum” and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.20 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.22
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6163, dated November 3, 2006, between ATL Offshore GmbH & Isle of Langeoog KG and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.21 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.23
Addendum to the Shipbuilding Contract – Langeoog, dated February 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Langeoog” KG (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.24
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6168, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.22 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.25
Addendum to the Shipbuilding Contract – Amrum, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Amrum” KG (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.26
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6169, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.23 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.27
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6171, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.24 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.28
Addendum to the Shipbuilding Contract – Wangerooge, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Wangerooge” KG (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.29
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6172, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.25 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.30
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6173, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.26 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.31
Contract (Financial Services Agreement), dated September 7, 2007, between ATL Offshore GmbH & Co. “Isle of Amrum” KG and Suresh Capital Maritime Partners Germany GbmH with Side Letter No. 1, dated September 8, 2007, and Side Letter No. 2, dated September 16, 2008 (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.32
Agreement, dated June 17, 2009, by and among III to I Maritime Partners Cayman I, L.P., III to I International Maritime Solutions Cayman, Inc., IMS Capital Partners, LLC and Kronos Shipping I, Ltd. (Incorporated by reference to Exhibit 10.28 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.33
Note Cancellation Agreement, dated June 17, 2009, by and among III to I IMS Holdings LLC and IMS Capital Partners, LLC (Incorporated by reference to Exhibit 10.29 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.34
Promissory Note, dated October 29, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III to I Emerging Market Partners Real Estate Investment Fund I, L.P. in the principal amount of $1,000,000 (Incorporated by reference to Exhibit 10.30 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.35
Promissory Note, dated December 17, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III:I Financial Management Research, L.P. in the principal amount of $250,000 (Incorporated by reference to Exhibit 10.31 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.36
Pool Agreement AHTS-Moss 424, dated as of March 13, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG (Incorporated by reference to Exhibit 10.32 to our Amendment No. 2 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 29, 2009)

10.37
Loan Agreement, dated effective as of October 2, 2009, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.38
Loan Agreement, dated as of February 10, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.39
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.40
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.41*
Mutual Indemnity Agreement, dated as of May 20, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG

14.1*	Code of Ethics

21.1
List of Subsidiaries of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

III to I Maritime Partners Cayman I, L.P.
(Registrant)

	By:	III to I International Maritime Solutions Cayman, Inc.
Its General Partner

	By:	/s/ Darrell W. Cain
Darrell W. Cain
Director and Chief Executive Officer
(Duly authorized to sign this registration statement on behalf of the Registrant)
Date: March 31, 2010

	By:	III to I International Maritime Solutions Cayman, Inc.
Its General Partner

	By:	/s/ Jason M. Morton
Jason M. Morton
Director and Chief Financial Officer
(Duly authorized to sign this registration statement on behalf of the Registrant)
Date: March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in its capacities and on the dates indicated.

Signature	Title	Date

/s/ Darrell W. Cain	Director and Chief Executive Officer	March 31, 2010
Darrell W. Cain	(principal executive officer)

/s/ Jason M. Morton	Director and Chief Financial Officer	March 31, 2010
Jason M. Morton	(principal financial officer and
principal accounting officer)

/s/ Gary V. Moore	Director	March 31, 2010
Gary V. Moore

	Director	March 31, 2010
Michael T. Watters

Exhibits

Exhibit Number	Title of Document

2.1
Equity Contribution Agreement, dated as of April 23, 2009, by and among III to I Maritime Partners Cayman I, L.P., I-A Suresh Capital Maritime Partners Limited, III to I International Maritime Solutions Cayman, Inc., Suresh Capital Maritime Holdings, LLC, Suresh Capital Partners, LLC and The Maritime Funding Group, Inc. Irrevocable Trust (Incorporated by reference to Exhibit 2.1 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

3.1
Certificate of Registration of Exempted Limited Partnership of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.2
Statement in Terms of Section 9 of the Exempted Limited Partnership Law (as amended) of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.3
Statement in Terms of Section 10 of the Exempted Limited Partnership Law (as amended) of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.4
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.5
Certificate of Incorporation of III to I International Maritime Solutions Cayman, Inc. (Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.6
Memorandum & Articles of Association of III to I International Maritime Solutions Cayman, Inc. (Incorporated by reference to Exhibit 3.6 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

4.1	Form of Certificate for Units of the Partnership (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

4.2
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (included as Exhibit 3.4 above) (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.1
Loan, Guarantee Facility and Credit Facility Agreement, dated as of December 19, 2008, by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, the lenders party thereto, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.2
Loan Agreement, dated as of November 20, 2008, by and between Kronos Shipping I, Ltd., as Borrower and Deutsche Schiffsbank Aktiengesellschaft, as Lender (Incorporated by reference to Exhibit 10.2 to our   Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.3
Supplemental Letter, dated as of February 4, 2009, by and among Kronos Shipping I, Ltd., the Schulte Group, III to I Maritime Partners Cayman I, L.P. and Anthos Shipping Co. Limited (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.4
Master Agreement for Financial Derivatives Transactions, dated as of November 2008, by and between Kronos Shipping I, LP c/o Walkers SPV Limited and Deutsche Schiffsbank Aktiengesellschaft, Bremen und Hamburg (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.5
Credit Facility, dated as of November 29, 2006, by and among Joh. Berenberg, Gossler & Co. KG, Suresh Capital Maritime Partners Germany GmbH and III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 10.5 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.6
Amendment Agreement No. 1 to the Credit Facility, dated as of March 13, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.7
Amendment Agreement No. 2 to the Credit Facility, dated as of May 4, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG  (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.8
Amended and Restated Memorandum of Agreement, dated as of April 25, 2009, by and between Kronos Shipping I, Ltd. and the Conway Shipping Co. Ltd. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.9
Contract, dated as of January 8, 2009, by and between Reederei Hartmann GmbH & Co. KG and ATL Offshore GmbH & Co. MS “Norderney” KG (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.10
Standard Texas Lease, dated as of June 15, 2007, by and between Peterson Place Partners, Ltd. and Cain, Watters & Associates, P.C. (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.11
Second Amended and Restated Agreement to Perform Administrative and Professional Services, dated as of January 5, 2009, by and between III to I Maritime Partners Cayman I, L.P. and Dental Community Management, Inc. (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.12
Sale and Assignment of a Limited Share (Fehmarn), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.13
Sale and Assignment of a Limited Share (Mellum), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.14
Sale and Assignment of a Limited Share (Memmert), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.15
Sale and Assignment of a Limited Share (Markasit), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.16
Sale and Assignment of a Limited Share (Larensiediep), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.17
Share Transfer Agreement SCMP, dated as of February 2009, by and between Reederei Hartmann GmbH & Co., KG and Suresh Capital Maritime Partners Germany GmbH, as amended by Addendum No. 1, dated May 20, 2009, Addendum No. 2, dated June 18, 2009, Addendum No. 3, dated August 14, 2009, Addendum No. 4, dated August 31, 2009, Addendum No. 5, dated September 29, 2009, Addendum No. 6, dated September 30, 2009, and Addendum No. 7, dated November 2, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2009)

10.18*	Addendum No. 8 to Share Transfer Agreement SCMP, dated as of February 10, 2010

10.19
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6160, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.20
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6161, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.19 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.21
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6162, dated November 3, 2006, between ATL Offshore GmbH & “Isle of Baltrum” and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.20 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.22
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6163, dated November 3, 2006, between ATL Offshore GmbH & Isle of Langeoog KG and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.21 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.23
Addendum to the Shipbuilding Contract – Langeoog, dated February 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Langeoog” KG (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.24
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6168, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.22 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.25
Addendum to the Shipbuilding Contract – Amrum, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Amrum” KG (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.26
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6169, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.23 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.27
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6171, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.24 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.28
Addendum to the Shipbuilding Contract – Wangerooge, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Wangerooge” KG (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.29
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6172, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.25 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.30
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6173, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.26 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.31
Contract (Financial Services Agreement), dated September 7, 2007, between ATL Offshore GmbH & Co. “Isle of Amrum” KG and Suresh Capital Maritime Partners Germany GbmH with Side Letter No. 1, dated September 8, 2007, and Side Letter No. 2, dated September 16, 2008 (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.32
Agreement, dated June 17, 2009, by and among III to I Maritime Partners Cayman I, L.P., III to I International Maritime Solutions Cayman, Inc., IMS Capital Partners, LLC and Kronos Shipping I, Ltd. (Incorporated by reference to Exhibit 10.28 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.33
Note Cancellation Agreement, dated June 17, 2009, by and among III to I IMS Holdings LLC and IMS Capital Partners, LLC (Incorporated by reference to Exhibit 10.29 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.34
Promissory Note, dated October 29, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III to I Emerging Market Partners Real Estate Investment Fund I, L.P. in the principal amount of $1,000,000 (Incorporated by reference to Exhibit 10.30 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.35
Promissory Note, dated December 17, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III:I Financial Management Research, L.P. in the principal amount of $250,000 (Incorporated by reference to Exhibit 10.31 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.36
Pool Agreement AHTS-Moss 424, dated as of March 13, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG (Incorporated by reference to Exhibit 10.32 to our Amendment No. 2 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 29, 2009)

10.37
Loan Agreement, dated effective as of October 2, 2009, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.38
Loan Agreement, dated as of February 10, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.39
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.40
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.41*
Mutual Indemnity Agreement, dated as of May 20, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG

14.1*	Code of Ethics

21.1
List of Subsidiaries of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 21.1 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

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