Form 10-Q
period 2010-03-31
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2010-05-14
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

 III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
INDEX

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Form 10-Q including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “foresee,” “look(ing) for,” “look to,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts about our ability to make cash distributions on the units;
•	planned capital expenditures and availability of capital resources to fund capital expenditures;
•	future supply of, and demand for, products that will be shipped, supplied or otherwise supported by our vessels;
•	expected demand in the maritime shipping industry in general and for our vessels in particular;
•	our ability to maximize the use of our vessels;
•	expected delivery of the anchor handling tug supply ships;
•	estimated future maintenance capital expenditures;
•	the absence of future disputes or other disturbances;
•	increasing emphasis on environmental and safety concerns;
•	our future financial condition or results of operations and our future revenues and expenses;
•	our business strategy and other plans and objectives for future operations; and
•	any statements contained herein that are not statements of historical fact.

These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions.  Accordingly, our actual results or performance may differ significantly, positively or negatively, from forward-looking statements.  Unanticipated events and circumstances are likely to occur.  Important factors that could cause our actual results of operations or financial condition to differ include, but are not limited to:

•	inability to raise sufficient capital;
•	fluctuations in charter rates or operating expenses;
•	insufficient cash or losses from operations;
•	inability to achieve or maintain sufficient utilization of our vessels to cover debt service payments and operating expenses;
•	intense competition in the anchor handling tug supply ship or multipurpose bulk carrier industries;
•	the occurrence of marine accidents or other hazards;
•	fluctuations in currency exchange rates and/or interest rates;
•	delays or cost overruns in the construction of new vessels;
•	changes in international trade agreements;
•	adverse developments in the marine transportation business; and
•
other financial, operational and legal risks and uncertainties detailed from time to time in our Securities and Exchange Commission filings, including those set forth in our Annual Statement on Form 10-K for the year ended December 31, 2009, under Item 1A. Risk Factors.

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

PART I.  Financial Information

Item 1. Financial Statements

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2010	2009

ASSETS
Cash	$30,101,240	$18,267,260
Related party receivables	1,493,007	1,949,363
Due from charterers	3,355,297	3,263,009
Other receivables	14,900	28,788
Prepaid assets	1,168,887	214,490
Current derivative assets	275,052	2,773,820
Other current assets	1,218,949	1,142,499
Current assets	37,627,332	27,639,229

Vessels	330,347,141	168,478,062
Vessel construction in progress	50,603,979	111,152,161
On board equipment	15,870,867	11,912,779
	396,821,987	291,543,002
Less accumulated depreciation	(7,427,881)	(5,003,164)
Vessels and equipment, net	389,394,106	286,539,838

Investment in unconsolidated entities	2,679,548	2,977,432
Deferred loan fees, net	3,299,262	3,554,818
Derivative assets, net of current portion	210,670	2,797,433
Other assets	-	207
Total assets	$433,210,918	$323,508,957

LIABILITIES AND EQUITY
Accounts payable and other accrued liabilities	$14,921,713	$15,400,959
Vessel construction installments payable	28,320,229	65,019,372
Accrued interest payable	347,880	173,608
Due to related party	2,316,222	852,663
Current derivative liabilities	8,439,400	4,522,274
Current portion of long-term debt	28,878,200	17,858,391
Current portion of note payable to related party	477,500	-
Current liabilities	83,701,144	103,827,267

Long-term derivative liabilities	12,112,061	5,007,963
Notes payable to related party	-	477,500
Long-term debt, net of current portion	282,151,355	140,527,679
Total liabilities	377,964,560	249,840,409

Commitments and contingencies

III to I Maritime Partners Cayman I, L.P. partners' equity:
General partner	354,296	514,138
Class A limited partners (units issued and outstanding:
March 31, 2010 - 614,216, December 31, 2009 - 612,244)	26,752,590	36,459,320
Class B limited partners (units issued and outstanding:
March 31, 2010 - 84,313, December 31, 2009 - 84,313)	3,427,777	4,789,036
Class D limited partners (units issued and outstanding:
March 31, 2010 - 2,000, December 31, 2009 - 2,000)	(137,543)	(105,253)
Accumulated other comprehensive (loss) income	(2,579,664)	6,456,857
III to I Maritime Partners Cayman I, L.P. partners' equity	27,817,456	48,114,098
Non-controlling interest	27,428,902	25,554,450
Total equity	55,246,358	73,668,548

Total liabilities and equity	$433,210,918	$323,508,957

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Time charter revenue	$8,613,954	$827,177

Operating expenses:
Vessel operating expenses	7,470,337	665,103
Depreciation expense	2,812,796	120,142
Professional fees	524,377	1,185,984
Brokerage and representation fees	-	164,063
Other operating expenses	340,414	16,213
Total operating expenses	11,147,924	2,151,505

Operating loss	(2,533,970)	(1,324,328)

Other income (expense):
Interest income	30,433	669,835
Interest expense	(1,709,054)	(623,501)
Net loss on interest rate swaps	(10,666,098)	(528,185)
Foreign currency transaction gain (loss)	620,858	(3,457,533)
Equity in loss of unconsolidated entities	(118,936)	(122,759)
Total other expense	(11,842,797)	(4,062,143)

Net loss	(14,376,767)	(5,386,471)
Net loss attributable to the
non-controlling interest	3,298,429	147,225
Net loss attributable to III to I Maritime	(11,078,338)	(5,239,246)
Partners Cayman I, L.P.
Less general partner interest in net loss	(154,555)	(78,267)
Limited partner interest in net loss	$(10,923,783)	$(5,160,979)

Net loss per general partner unit:
Basic and diluted	$(15.61)	$(7.91)
Weighted average general partner units outstanding	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(15.61)	$(7.91)
Weighted average limited partner units outstanding	699,738	652,827

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at January 1, 2010	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

Contributions, net of syndication costs	(5,287)	(130,401)	(45,027)	(1,068)	-	6,907,018	6,725,235

Net loss	(154,555)	(9,576,329)	(1,316,232)	(31,222)	-	(3,298,429)	(14,376,767)

Forward currency exchange contracts	-	-	-	-	(4,518,534)	(1,506,178)	(6,024,712)

Foreign currency translation adjustment	-	-	-	-	(4,517,987)	(227,959)	(4,745,946)

Balance at March 31, 2010	$354,296	$26,752,590	$3,427,777	$(137,543)	$(2,579,664)	$27,428,902	$55,246,358

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009

Operating activities:
Net loss	$(14,376,767)	$(5,386,471)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,812,796	120,142
Amortization of deferred loan fees	38,924	94,630
Foreign currency transaction (gain) loss	(391,941)	3,457,533
Net gain on forward currency exchange contracts	(216,392)	-
Net loss on interest rate swap	10,666,098	528,185
Settlement of hedge instruments	(12,525)	-
Equity in loss of unconsolidated entities	118,936	122,759
Payment of interest on Berenberg Facility	-	(554,890)
Changes in assets and liabilities:
Due from charterers	(292,169)	-
Other receivables	12,123	(835,345)
Prepaid and other assets	(1,113,188)	31,610
Accounts payable and accrued liabilities	398,798	269,551
Accrued interest payable	181,272	(24,767)
Net cash used in operating activities	(2,174,035)	(2,177,063)

Investing activities:
Net related party receivable	452,496	(189,500)
Advances for vessel acquisitions	(147,018,476)	(34,607,206)
Advances for capitalized vessel construction costs	(4,484,408)	(1,109,304)
Purchase of on board equipment	(4,687,831)	(2,160,047)
Decrease in restricted cash	-	11,748,025
Net cash used in investing activities	(155,738,219)	(26,318,032)

Financing activities:
Proceeds from Berenberg Facility	-	911,440
Repayments on Berenberg Facility	-	(8,618,220)
Proceeds from senior loan with Nord/LB	141,469,232	46,290,738
Repayments on senior loan with Nord/LB	(2,947,276)	-
Proceeds from RHKG Loan Agreements	23,499,158	-
Deferred loan fees	-	(35,557)
Repayment of related party note payable	-	(5,106,997)
Net accounts payable to related party	1,515,792	1,057,544
Contributions from partners	197,200	2,674,100
Unaccepted equity contributions	-	(234,500)
Syndication costs	(168,936)	-
Contributions from non-controlling interests	7,033,346	-
Distributions to non-controlling interests	-	(618,961)
Net cash provided by financing activities	170,598,516	36,319,587

Effect of exchange rate changes on cash	(852,282)	(3,635,777)

Net increase in cash	11,833,980	4,188,715
Cash, beginning of year	18,267,260	2,222,196
Cash, end of period	$30,101,240	$6,410,911

Non-cash financing and investing activities:
Syndication costs financed through accounts payable	$336,375	$-

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2010	2009

Net loss	$(14,376,767)	$(5,386,471)

Foreign currency exchange forward contracts	(6,024,712)	-

Foreign currency translation adjustment	(4,745,946)	(921,970)

Comprehensive loss	$(25,147,425)	$(6,308,441)

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in our opinion are necessary for a fair presentation of our financial position as of March 31, 2010 and December 31, 2009, and the results of operations and cash flows for the three months ended March 31, 2010 and 2009.  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.  Interim results of operations are not necessarily indicative of the results to be expected for the full year.

Our functional currency is the U.S. dollar.  However, the functional currency of many of our subsidiaries is the Euro.  All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been translated to Euros (“EUR”) following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of March 31, 2010.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to statement of operations amounts, the average exchange rate for the given period is used.

Nature of the Business

Cayman I, a Cayman Islands limited partnership, was formed October 18, 2006.  Cayman I and its consolidated subsidiaries were formed for the primary purpose of acquiring, managing and operating maritime vessels.  Our primary focus is on anchor-handling tug supply (“AHTS”) vessels, but we also purchased a non-controlling interest in two multipurpose bulk carrier vessels (“mini-bulkers”).  We are also authorized to engage in other activities if III to I International Maritime Solutions Cayman Inc., a Cayman Islands corporation (“General Partner”), believes such activities will benefit our core business of shipping operations.  We are authorized to issue Class A, Class B, Class C and Class D limited partner units as well as general partner units.  To date we have issued Class A, Class B and Class D limited partner units and general partner units.  As of March 31, 2010, delivery of six of our AHTS vessels had occurred from the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”) in Italy, and we had contracts to purchase three additional new AHTS vessels currently under construction by Fincantieri.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Delivery of six AHTS vessels has occurred as follows:

AHTS SPV	Vessel Name	Delivery Date
6160 – MS Juist	UOS Atlantis	February 27, 2009
6161 – MS Norderney	UOS Challenger	May 28, 2009
6162 – Isle of Baltrum	UOS Columbia	October 2, 2009
6163 – Isle of Langeoog	UOS Discovery	February 16, 2010
6168 – Isle of Amrum	UOS Endeavour	March 11, 2010
6171 – Isle of Wangerooge	UOS Explorer	March 15, 2010

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

In May 2007, we acquired a 75% limited partnership interest in 12 separate special purpose entities (“SPVs”), each a Kommanditgesellschaft (“KG”), German limited partnership, in order to secure a position in 12 AHTS vessels available from the Fincantieri Shipyards in Italy with expected deliveries through 2010.  The remaining 25% of each SPV is owned by Reederei Hartmann GmbH & Co. KG (“Reederei Hartmann”), a Hartmann Group company, and affiliates of Reederei Hartmann.  Additionally, Hartmann Offshore GmbH (“Hartmann Offshore”), a Hartmann Group company, was retained to provide management services for our AHTS vessels.  Each SPV holds a shipbuilding contract for one AHTS vessel which will be operated through the respective SPV upon delivery.  Each SPV was formed for the purpose of acquiring, managing and operating a single maritime vessel.  In December 2007 and January 2008, we transferred our interest in three of the 12 AHTS SPVs for their approximate carrying value, to our affiliate, FLTC Fund I.

During 2007, we also acquired a 49% interest in two additional SPVs, each of which acquired and operates one mini-bulker.  The operations of each mini-bulker are managed by Reederei Hesse GmbH & Co. KG (“Reederei Hesse”) with the remaining 51% ownership held by affiliates of Reederei Hesse and the Hartmann Group.  See Note 3 for additional information.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

In addition to our AHTS acquisitions and the acquisition of interests in the mini-bulkers, we had advanced funds for the potential purchase of a chemical tanker to be held in an SPV which would have been owned by Kronos Shipping I, Ltd. (“Kronos”).  In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of similar vessels, we recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset to zero.  Through March 31, 2010, we have incurred $9,798,915 in deposits, interest, and capitalized costs and $233,801 in deferred loan fees in connection with the option to acquire the chemical tanker, of which $62,946 was recorded as interest expense for the period ended March 31, 2010, per FASB ASC 825 Financial Instruments and the remainder was impaired as of December 31, 2009.  See Note 2. Maritime Vessels for additional information regarding the option to acquire the chemical tanker.

Profits and losses are allocated among our partners in accordance with the Second Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”).  Distributions, based on available cash flows, will be made to the partners in accordance with the Partnership Agreement.  The Partnership Agreement entitles our general partner to a portion of all amounts which would otherwise be distributable to our Class A limited partners from distributions of cash flow provided by operations (but not from distributions of capital proceeds), which portion is equal to (i) ten percent until the limited partners have received returns up to the amount of their capital contributions, (ii) twenty percent until the limited partners have received returns equal to twice their capital contributions and (iii) thirty percent thereafter.

Significant Accounting Policies

Principles of Consolidation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements   Significant intercompany balances and transactions have been eliminated.  We consolidate investments in entities in which we have a controlling interest.  Investments in unconsolidated entities where we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method.

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
MARCH 31, 2010
(Unaudited)

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

Due from Charterers
Customer obligations due under normal trade terms are recorded as due from charterers.  An allowance for doubtful accounts would represent our estimate of the amount of probable credit losses existing in our accounts receivable.  We have a limited number of customers with individually large amounts due at any given date.  Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.  We regularly review all aged accounts receivables for collectability and establish an allowance as necessary for individual customer balances.  As of March 31, 2010 and December 31, 2009, we had recorded no allowance for doubtful accounts.

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

Vessels and Equipment
Vessels are stated at cost less accumulated depreciation.  Vessel costs include acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage.  On board equipment represents all the equipment required to operate a vessel.  Vessels, net of salvage value, and on board equipment are depreciated on a straight-line basis over their estimated useful lives which have been determined to be 20 years and 10 years, respectively, from the initial delivery date from the shipyard.

The costs of significant replacements, renewals or betterments will be capitalized over the shorter of the vessel’s and equipment’s remaining useful lives or the lives of the renewals or betterments.  The net book value of any asset component being replaced will be written off as part of vessel operating expenses.  Expenditures for routine maintenance and repairs are expensed as incurred.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Vessel construction in progress represents the cost of acquiring contracts to build vessels, installments paid to the shipyards, certain other payments made to third parties and capitalized interest costs incurred during the construction of each vessel until the vessel is substantially complete and ready for its intended use.

Impairment of Long-Lived Assets
We assess long-lived assets for recoverability in accordance with FASB ASC 360, Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  These evaluations for impairment are significantly impacted by estimates of revenues, costs, expenses and other factors.  If these assets are considered to be impaired, the impairment to be recognized is calculated as the excess of the asset’s carrying value over its fair value.  As of December 31, 2009, we evaluated our intentions with respect to the chemical tanker and determined that the asset was impaired.  We therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of this asset to zero in December 2009.  No indicators of potential impairment were noted for the period ended March 31, 2010.

Deferred Loan Fees
Costs incurred in connection with the issuance of debt have been capitalized and are being amortized on an effective interest basis to interest expense over the life of the related debt agreements, which does not create a significant difference from the effective interest method.  Deferred loan fees at March 31, 2010 and December 31, 2009 amounted to $3,299,262 and $3,554,818, respectively, net of accumulated amortization of $97,392 and $63,482, respectively.

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

Syndication Costs
Syndication costs are costs or fees incurred for financial services including, but not limited to, the procurement of equity at any level within Cayman I.  Such costs are netted against non-controlling interest and partners’ equity in proportion to the ownership of each class of partner.  See Note 6 for additional information.

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a charterer and we are responsible for all crewing, insurance and other operating expenses.  Time charters may be long term charters for six months to several years, or short-term charters, typically called “spot charters” measured in days or weeks.  Our AHTS SPVs participate in a pool arrangement with three SPVs to be owned by FLTC Fund I (“UOS AHTS Pool”) under which they will pool their revenue less voyage expenses (“Voyage Results”).  Revenue from charters, including any mobilization fees, is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Our pooling arrangement under the UOS AHTS Pool will not have any bearing on our revenue until such time as one of the vessels owned by FLTC Fund I is delivered and begins to participate in the UOS AHTS Pool, which is expected in mid-2010.  After such time, our revenue will be recorded taking into account potential pool adjustments for the period.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

Three customers represented 82.8% of our revenue for the three months ended March 31, 2010.  During the three months ended March 31, 2009, one customer represented 100% of our revenue.

Other revenue (i.e. Fuel Revenue, Oil & Lube Revenue, etc.) is reported gross according to FASB ASC 605 Revenue Recognition.  We are the primary obligor in the arrangement.  Whether a supplier or our entity is responsible for providing the product or service desired by the charterer is a strong indicator of our entity’s role in the transaction. If we are responsible for fulfillment, including the acceptability of the products or services ordered or purchased by the charterer, that fact is a strong indicator that we have risks and rewards of a principal in the transaction and that we should record revenue gross based on the amount billed to the charterer. Representations (written or otherwise) made by our entity during marketing and the terms of the sales contract generally will provide evidence as to whether we or the supplier is responsible for fulfilling the ordered product or service. Responsibility for arranging transportation for the product ordered by a charterer is not responsibility for fulfillment.  Unmitigated general inventory risk is a strong indicator that we have risks and rewards as a principal in the transaction and, therefore, revenue should be recorded gross based on the amount billed to the charterer.

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

During the periods ended March 31, 2010 and 2009, we incurred foreign currency transaction gain (loss) of $620,858 and ($3,457,533), respectively. These amounts include the effect of changes in the valuation of the forward currency exchange contracts as well as translation of our deposit balances held in EUR to USD at the reporting dates.

Included in other accumulated comprehensive income (loss) are the changes in foreign currency translation adjustments representing a gain (loss) of ($1,885,554) and $2,632,434 for the periods ended March 31, 2010 and December 31, 2009, respectively, which resulted from the translation of our financial statements from the functional currency of EUR to the reporting currency of USD.

We exclude foreign currency transaction gains and losses resulting from intercompany foreign currency transactions that are long-term in nature from the determination of net income (loss).

Income Taxes
We are not subject to U.S. federal or state income taxes.  Our taxable income and losses are reported on the income tax returns of the respective partners and non-controlling interest holders.  Based on the current structure and activity of the Cyprus Subsidiary and on current tax laws in Cyprus, the Cyprus Subsidiary is subject to income tax in Cyprus.  The German Subsidiary is treated as a German corporation for tax purposes and is subject to German corporate income taxes.

German income taxes are accounted for under FASB ASC 740, Income Taxes, which requires an assets and liabilities approach to financial accounting and reporting for deferred income taxes.  Deferred income taxes and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances may be established to reduce deferred taxes to the amount expected to be realized.  We had no deferred taxes as of March 31, 2010 and December 31, 2009.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

We are subject to foreign income taxes in Cyprus and Germany.  Accordingly, all tax years since inception are still subject to audit by the taxing authorities in those jurisdictions.  Our AHTS SPVs are subject to the tonnage tax regime in Germany, which results in the AHTS SPVs being taxed on the net tonnage of the AHTS vessels rather than the income generated in the AHTS SPVs.

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

Recent Accounting Pronouncements

None.

2.      Maritime Vessels

We committed to purchase nine AHTS vessels.  As of March 31, 2010, the construction and delivery of the first six AHTS vessels was complete.  The estimated cost of each AHTS vessel ranges from $49,997,435 (EUR 37,159,000) to $57,311,573 (EUR 42,595,000) for a total commitment for the nine vessels of $484,849,580 (EUR 360,349,000).  Under the contracts, installments are due upon certain milestones being met during the construction.  Approximately 30% of the total construction costs require deposits, some of which are funded with equity while others have been or will be funded through draws on our former credit facility with Berenberg Bank, loans from Reederei Hartmann and our Senior Loan.  Amounts drawn on our Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB.  A guarantee from Reederei Hartmann, our non-controlling interest holder and, with its affiliates, the 25% owner of the three AHTS SPVs of FLTC Fund I, (“Hartmann Guarantee”) in the amount of $19,619,913 (EUR 14,581,875) and $43,119,070 (EUR 32,046,875) was outstanding at March 31, 2010 and December 31, 2009, respectively.

As of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB, and these negotiations are ongoing.  The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Please refer to the full discussion regarding this issue in Note 4.  As of March 31, 2010 and December 31, 2009, we incurred $396,821,987 and $291,543,002, respectively, in connection with the acquisition of the AHTS vessels.  The remaining three AHTS vessels are scheduled to be delivered in May 2010, although delays of one to two months are expected.  Each of our AHTS vessels under construction is allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period.  The remaining balance of the interest incurred is expensed.  See Note 4 for additional information.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of similar vessels, we recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset to zero.  Through March 31, 2010, we have incurred $9,798,915 in deposits, interest, and capitalized costs and $233,801 in deferred loan fees in connection with the option to acquire the chemical tanker, of which $62,946 was recorded as interest expense for the period ended March 31, 2010, per FASB ASC 825 Financial Instruments and the remainder was impaired as of December 31, 2009.

3.      Investment in Unconsolidated Entities

During 2007, we purchased a 49% interest in two additional SPVs, Hesse Schiffahrts GmbH & Co. MS “Markasit” KG and ATL Reederei GmbH & Co. MS “Larensediep” KG, each holding a single mini-bulker.  The equity investment made in each SPV was $2,022,450 (EUR 1,500,000) and $2,161,650 (EUR 1,500,000), respectively, at the exchange rate on the date the commitments were funded.  Permanent financing at the SPV level amounting to approximately 70% of the vessel cost for each vessel was put in place upon vessel delivery.  The mini-bulkers are merchant ships specially designed to transport bulk cargo such as grains, fertilizer, quick lime, soda ash, forest and paper products and cement in their cargo holds.  The mini-bulkers began operations in August and December 2007, respectively, and currently operate in liner services between the Baltic area and Northern Spain, Portugal, Mediterranean Sea, Greece, Turkey and Israel where the operator has established long-term partners.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

The following presents summarized financial information for the unconsolidated entities, in dollars:

	March 31,	December 31,
	2010	2009

Assets	$24,005,214	$24,901,430

Liabilities	$18,440,751	$18,722,777
Equity	5,564,463	6,178,653
Total liabilities and equity	$24,005,214	$24,901,430

	Three Months Ended March 31,
	2010	2009

For the Period
Revenue	$1,844,832	$2,030,089
Expenses	(2,087,560)	(2,278,741)
Net loss	$(242,728)	$(248,652)

Interest in net loss of unconsolidated entities	$(118,936)	$(122,759)

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

The difference of $47,039 between the amount at which the investment is reflected on our consolidated balance sheet as of March 31, 2010, $2,679,548, and 49% of the equity as shown on the financial information above, $2,726,587, is related to the difference in the rates utilized to translate the equity accounts and the investment in unconsolidated entities on our consolidated balance sheet at March 31, 2010.

For the period ended December 31, 2009, the difference of $50,108 between the amount at which the investment is reflected on our consolidated balance sheet as of December 31, 2009, $2,977,432, and 49% of the equity as shown on the financial information above, $3,027,540, is related to the difference in the rates utilized to translate the equity accounts and the investment in unconsolidated entities on our consolidated balance sheet at December 31, 2009.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

4.      Long-Term Debt

	March 31,	December 31,
	2010	2009

RHKG Loan Agreements	$30,650,490	$7,617,990
Nord/LB Facility	275,079,065	145,468,080
Schulte Group Facility	5,300,000	5,300,000
Total debt	311,029,555	158,386,070
Current portion of long-term debt	(28,878,200)	(17,858,391)
Total debt classified as long-term	$282,151,355	$140,527,679

RHKG Loan Agreements

In late January 2010 and in March 2010, our German Subsidiary entered into four loan agreements with Reederei Hartmann, which is the primary non-controlling interest holder of our AHTS SPVs (the “RHKG Loan Agreements”).  Each of the agreements is related to a corresponding AHTS SPV, and provides for loans equal to the remaining amount of capital outstanding from our German Subsidiary to the AHTS SPV to which the agreement relates.  The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV results in our satisfying the capital contribution in the full amount called for under the Company Agreement of the respective AHTS SPVs.

The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability is the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.

Borrower	AHTS SPV Associated with Loan	Date of Loan	EUR	Rate	USD
SCMP GmbH	Isle of Baltrum	October 2, 2009	5,315,000	1.45860	$7,752,459
SCMP GmbH	Isle of Langeoog	February 10, 2010	5,350,000	1.37180	7,339,130
SCMP GmbH	Isle of Amrum	March 5, 2010	6,050,000	1.36300	8,246,150
SCMP GmbH	Isle of Wangerooge	March 5, 2010	6,065,000	1.36300	8,266,595
			22,780,000		$31,604,334

The RHKG Loan Agreements mature five years from the date of signing.  The agreements call for interest to be calculated at 6% per annum, due annually at each anniversary date of signing.  There is no penalty for pre-payment of all or any portion of the loans prior to the end of the respective loan periods.  The terms of the agreements include the granting of a security interest in our interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.

Under the RHKG Loan Agreements, if additional financing is granted by Nord/LB to the respective AHTS SPV via an increase in the amount guaranteed by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency (“SACE”), under the Senior Loan, the RHKG Loan Agreements state that our German Subsidiary shall use its best endeavors to have each of the respective AHTS SPVs distribute funds from the financing to our German Subsidiary sufficient to allow it to repay the respective RHKG Loan Agreement.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

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

As of March 31, 2010, the balance of the RHKG Loans was $30,650,490 (EUR 22,780,000).  During the period ended March 31, 2010, we incurred interest expense of $247,781 (EUR 178,826), related to the RHKG Loan Agreements.

Nord/LB Facility
On December 19, 2008, we entered into a $565,876,935 (EUR 420,570,000) Senior Loan with Nord/LB as administrative agent, with a term of 12 years from the delivery of each AHTS vessel.  The proceeds from the loan were initially to be used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV.  A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $113,175,387 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years.  However, in no case can the total loans be in excess of 75% of the aggregate costs of all ships covered by the Senior Loan.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus the three AHTS vessels being purchased by FLTC Fund I.  The 12 ships serve individually and collectively as the collateral for the Senior Loan.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $13,455 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, is $6,728 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.  There is also a financial guarantee for up to 70% of the loan balance issued by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate.  For the portion of the Senior Loan not guaranteed by SACE S.P.A., the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost to be determined prior to each drawdown.  For the portion of the Senior Loan that is guaranteed by SACE S.P.A, the applicable interest rate is EURIBOR plus 1.375% per annum.  With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum.  Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation.  Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,345,500 (EUR 1,000,000).  If interest incurred exceeds $1,345,500 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

On January 31, 2009, in order to comply with the conditions of the Senior Loan, we passed a Resolution increasing the total share capital of one of our AHTS SPVs, Isle of Usedom, from $17,378,550 (EUR 13,500,000) to $48,917,400 (EUR 38,000,000) based on the exchange rate at January 31, 2009.  This resulted in an increase in our capital commitment to Isle of Usedom from $13,744,283 (EUR 10,125,000) to $38,346,750 (EUR 28,500,000), based on current exchange rates.

Amounts drawn on the Pre-Delivery Facility of the Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility.  As of March 31, 2010, we have incurred expenses of $1,064,356 (EUR 768,155) related to the guarantee.  The Hartmann Guarantee in the amount of $19,619,913 (EUR 14,581,875) and $43,119,070 (EUR 32,046,875) was outstanding at March 31, 2010 and December 31, 2009, respectively.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

At December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.  The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Nord/LB delayed our ability to make draws on the Pre-Delivery Facility under the Senior Loan, resulting in our being unable to make timely progress payments to Fincantieri.  Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts with respect to the remaining vessels to be delivered had not been paid.  As a result, we were not in compliance with the terms of the remaining shipbuilding contracts and Fincantieri would have had the right to cease construction activities on the remaining vessels.  However, Fincantieri acknowledged the delay and indicated to us that it does not intend to cease construction pending resolutions of these matters.  In addition, Fincantieri has not taken any action under the shipbuilding contracts to demand payment.  As a result of these missed payments, we were not in compliance with certain covenants of the Pre-Delivery Facility of our Senior Loan with Nord/LB as of December 31, 2009, however such non-compliance did not represent an event of default under the loan document.  Nord/LB is aware that the payments have not been made, and has not taken any action under the Senior Loan related to the non-compliance.

The resolution to this situation is ongoing, and the deliveries of the last four vessels, the UOS Columbia, UOS Discovery, UOS Endeavour, and UOS Explorer, involved the granting of loans from Reederei Hartmann to our German Subsidiary under the RHKG Loan Agreements described above.  In addition, the shipbuilding contracts for those vessels were amended to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the three-month EURIBOR plus 2%, currently 2.94%.

The drawdowns on the Senior Loan to date as of March 31, 2010 are as follows:

AHTS SPV	AHTS Vessel	Date of Drawdown	Proceeds
MS Juist	UOS Atlantis	February 25, 2009	$44,689,067
MS Norderney	UOS Challenger	May 25, 2009	$49,080,519
Isle of Baltrum	UOS Columbia	October 2, 2009	$51,120,284
Isle of Langeoog	UOS Discovery	February 15, 2010	$47,790,771
Isle of Amrum	UOS Endeavour	March 10, 2010	$47,629,553
Isle of Wangerooge	UOS Explorer	March 12, 2010	$47,871,380

At March 31, 2010 and December 31, 2009, a total of $275,079,066 (EUR 204,443,750) and $136,557,108 (EUR 101,491,719), respectively, was outstanding under the Senior Loan with an effective interest rate of 2.648% and 2.791%, respectively.  The outstanding balance will be due in full in February 2021.  During the periods ended March 31, 2010 and 2009, we incurred interest of $1,234,771 (EUR 891,145) and $165,046 (EUR 126,183), respectively, related to the drawdowns on the Senior Loan.

A guarantee commission of 1.375% per annum is due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $322,920,000 (EUR 240,000,000).  The guarantee commission is due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made.

We are subject to various covenants for the duration of the Senior Loan, associated, for example, with the amount of capital infusions from outside investors into the AHTS SPVs, limits on additional financing, restrictions of cargo and weapons, directives regarding the structure and duration of charters related to the AHTS vessels, and certain restrictions on distributions.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

We are also pursuing potential additional financing from Nord/LB via an increase of the amount guaranteed by SACE under the Senior Loan, but there can be no assurances that we will be able to obtain such additional guarantee, or that an increase in the guarantee would lead to additional financing from Nord/LB.  If obtained, we anticipate that this financing would allow us to repay the RHKG Loan Agreements, either in full or partially, via a distribution from the AHTS SPV to our German Subsidiary, which would then use those funds to effect repayment of all or part of the RHKG Loan Agreement balances.  If we are unable to obtain this additional financing, or are unable to further achieve a distribution to our German Subsidiary allowing us to repay the RHKG Loan Agreements or a portion thereof, it could impact the timing of distributions to investors.  The RHKG Loan Agreements call for a five year repayment term and the reserving of dividends from the AHTS SPV’s for this purpose.  The current Nord/LB financing has a significantly longer payment term of ten to twelve years, and the terms regarding restrictions on our use of dividends from the AHTS SPVs are less prohibitive than those under the RHKG Loan Agreements.  However, there can be no assurances that the terms of any additional advances under the potential additional Nord/LB financing, if obtained, will be the same as the current terms.

Deutsche Schiffsbank Facility/ Schulte Group Facility
On November 20, 2008, Kronos entered into a $30,000,000 credit facility (“Deutsche Schiffsbank Facility”) with Deutsche Schiffsbank Aktiengesellschaft (“Deutsche Schiffsbank”), in preparation for the potential acquisition of a chemical tanker.  The Deutsche Schiffsbank Facility also provided for a related guarantee facility of up to $16,320,000 under which Deutsche Schiffsbank will issue two separate guarantees in favor of the sellers of the chemical tanker, Nantong Mingde Heavy Industry Stock Co., Ltd. and Jiangxi Topsky Technology Co. Ltd. (“Nantong Mingde”).  The Deutsche Schiffsbank Facility was to be drawn in multiple advances with proceeds used to fund the construction and acquisition of the chemical tanker.  Anthos is the current owner of the contract to purchase the chemical tanker.  We previously anticipated taking ownership of Anthos upon fulfilling the terms of the Amended MOA.  Each pre-delivery advance would have been required to be repaid in full upon delivery of the chemical tanker to Anthos, but no later than March 31, 2012.  Additionally, each delivery advance would have been repaid in 40 quarterly installments of $500,000 with a balloon installment in the amount of $10,000,000 payable at the time of the final $500,000 installment, which can be no later than March 31, 2022.

Interest on the Deutsche Schiffsbank Facility would be paid in arrears on the last day of each applicable interest period.  In the event the interest period is longer than six months, interest would have been paid every six months during such interest period and on the last day of any such interest period.  Interest on the borrowings would be based upon LIBOR, the London Interbank Offered Rate, plus 1.4% per annum during each interest period.

Pursuant to the terms of the Deutsche Schiffsbank Facility, an arrangement fee of $120,000 was earned and due as of the acceptance of the financing commitment.  This fee was paid by one of our affiliates and is recorded on our consolidated balance sheet at March 31, 2010 as part of due to related party.  Additionally, in relation to the advances and the guarantee facility, a commitment fee of 0.3% per annum on the daily undrawn amount of such advance and unutilized amount of the guarantee facility accrues from the date of the Deutsche Schiffsbank Facility to and including the date of payment thereof.  Such fee is payable quarterly in arrears and on the last day of the commitment period applicable to such advance.  Further, a guarantee commission is payable quarterly in arrears at a rate equal to 1.4% per annum on the daily average maximum amount of the liabilities and obligations of Deutsche Schiffsbank under or pursuant to the guarantees to be issued by Deutsche Schiffsbank in favor of the sellers of the chemical tanker.  There were no guarantees outstanding at March 31, 2010 and 2009.

On November 13, 2007, IMS Holdings, the sole shareholder of our general partner, entered into the MOA with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, the Schulte Group placed an order for the chemical tanker for IMS Holdings for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment (“Schulte Group Facility”) and to facilitate a bank guarantee for the second installment payment of $8,300,000.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

IMS Holdings repaid $3,000,000 of the Schulte Group Facility through its affiliate by January 15, 2008, in compliance with the terms of the MOA.  We advanced approximately $3,800,000 to IMS Holdings to allow IMS Holdings to provide funds to make the required payments to the Schulte Group under the MOA.  An addendum to the MOA was executed in July 2008 to extend the loan through November 30, 2008, extend the time period allowed for IMS Holdings to secure financing and increase the amount of possible liquidated damages.  As of December 31, 2008, no agreement had been reached on a further extension of the terms of the MOA, and IMS Holdings was technically in default on their loan and required to pay liquidating damages.  An amended and restated MOA was entered into on April 25, 2009, which extended the term of the loan and bank guarantee through July 30, 2010, increased the interest rate and the possible liquidated damages, required us to pay a lump sum amount of $200,000 as a fee for providing the extension of the bank guarantee, waived any prior default and clarified certain other terms of the original MOA.  The interest on the Schulte Group Facility is based on the three-month US LIBOR rate plus a margin of 4.50%.  The effective interest rate as of March 31,2010 was 4.77%.  Interest is due quarterly.  As part of the changes, the parties to the MOA were formally changed to be between Kronos in place of IMS Holdings and Conway Shipping Co. Ltd (“Conway”) in place of the Schulte Group.

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of similar vessels, we recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset to zero.  Through March 31, 2010, we have incurred $9,798,915 in deposits, interest, and capitalized costs and $233,801 in deferred loan fees in connection with the option to acquire the chemical tanker, of which $62,946 was recorded as interest expense for the period ended March 31, 2010, per FASB ASC 825 Financial Instruments and the remainder was impaired as of December 31, 2009.

If acquired, the chemical tanker would have been held in Anthos, which would have been owned by Kronos.  From the date of transfer of ownership in Anthos to Kronos through the date of payment of the second installment for the chemical tanker to Nantong Mingde pursuant to the building contract, the Deutsche Schiffsbank Facility would have been required to be secured by a cash collateral account with a balance of at least $7,560,000.  If no time lapse between the two events were to occur, the cash collateral account would not be required.  Additionally, prior to the delivery of the chemical tanker, the Deutsche Schiffsbank Facility would have been required to be secured by an assignment of the chemical tanker building contract, the related refund guarantee issued by Bank of China Limited in favor of Anthos, a pledge of the equity of Kronos and a guarantee by Anthos.  Upon delivery of the chemical tanker, the Deutsche Schiffsbank Facility would have been required to be secured by a mortgage on the chemical tanker including the related deed of covenants and deed of share charges.

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

As we are re-evaluating our intentions, and currently do not expect to complete the acquisition of the chemical tanker unless the shipyard constructing the tanker were to grant significant concessions, we are unlikely to utilize the Deutsche Schiffsbank Facility.  Please see Note 10. Subsequent Events, for additional information.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

A summary of the total interest incurred, capitalized and expensed is shown below:

	March 31,	March 31,
	2010	2009

Interest capitalized to vessel construction in progress:
Beginning of period	$4,581,469	$3,448,928
Currency translation change related to beginning balance	(382,827)	(217,500)
Interest incurred	2,844,939	1,044,280
Interest expense	(1,709,054)	(623,501)
Amount reclassed to delivered vessels	(2,886,432)	-
End of period	$2,448,095	$3,652,207

Interest paid	$1,320,841	$3,706,726
Interest added to principal on borrowings on Berenberg Facility	$-	$420,779

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

On March 6, 2009 and March 11, 2009, respectively, two of our AHTS SPVs, MS Juist and MS Norderney, entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The original notional amount of these forward currency exchange contracts was $10,800,000 and $7,500,000, respectively.  The contract for MS Juist covers the one year period beginning May 26, 2009 and the contract for MS Norderney covered the period from May 20, 2009 through November 26, 2009.  These contracts are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

On March 27, 2009, one of our AHTS SPVs, MS Juist, entered into an interest rate swap agreement, which began February 2010 and expires February 2019 with a notional value of $43,226,710 (EUR 32,126,875) at March 31, 2010, in order to hedge the risk of rising interest rates related to the Senior Loan, which is based on the three-month EURIBOR rate.  On May 25, 2009, the remaining eight of our nine AHTS SPVs entered into similar interest rate swap agreements, which began in March 2010 and expire from May 2019 to April 2020.  The total notional value of these agreements is $364,479,762 (EUR 270,887,969) at March 31, 2010, bringing the total notional value under the nine interest rate swap agreements to $407,706,473 (EUR 303,014,844) at March 31, 2010.  Through these agreements, we have effectively fixed our debt service cost related to our AHTS SPVs for the period covered by the agreement at rates between 3.465% and 3.885% plus the applicable margin and funding costs.  By entering into these interest rate swap agreements, we are protecting against interest rate fluctuations on the variable three-month EURIBOR rate component of the outstanding borrowings under our Senior Loan which matures in February 2021.  The interest rate swaps contain no credit-risk-related contingent features and are not collateralized.  These instruments are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

On  March 30, 2010, three of our AHTS SPVs, MS Baltrum, MS Langeoog, and MS Amrum, amended their former interest rate swap agreements, to adjust the start dates to coincide with the delivery dates of the vessels.

	May 25, 2009 Agreement				March 30, 2010 Agreement
	Start Date	End Date	Notional Amt.	Fixed Rate	Start Date	End Date	Notional Amt.	Fixed Rate
MS Baltrum	03/30/10	09/30/19	33,587,188	3.705%	04/01/10	10/01/19	33,587,188	3.705%

MS Langeoog	05/31/10	11/30/19	33,587,188	3.750%	05/17/10	11/15/19	33,587,188	3.748%

MS Amrum	03/31/10	12/31/19	34,317,344	3.720%	03/10/10	12/10/19	34,317,344	3.717%

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

On March 3, 2010, our AHTS SPVs entered into forward exchange contracts to adjust for anticipated currency needs between USD and EUR.  The notional value of the contracts totals $27,000,000.  The contracts run from April 2010 through December 2011.  These contracts are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

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

The fair value of our derivative instruments as of March 31, 2010 is as follows:
	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$-	$-	$652,980	$594,625

Not designated as hedging instruments:
Forward currency exchange contracts	275,052	210,670	-	-
Interest rate swap agreements	-	-	7,786,420	11,517,436

Total derivatives	$275,052	$210,670	$8,439,400	$12,112,061

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

The fair value of our derivative instruments as of December 31, 2009 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$2,271,928	$2,797,433	$-	$-

Not designated as hedging instruments:
Forward currency exchange contracts	501,892	-	-	-
Interest rate swap agreements	-	-	4,522,274	5,007,963

Total derivatives	$2,773,820	$2,797,433	$4,522,274	$5,007,963

For the three months ended March 31, 2010 and 2009, we recognized net gains and (losses) on derivative instruments as follows:

		For the Three Months Ended
Derivatives by hedge designation	Classification of gains (losses)	March 31, 2010	March 31, 2009
Designated as hedging instruments:
Cash flow hedges:
Forward currency exchange contracts	Foreign currency transaction gain	$12,525	$-

Not designated as hedging instruments:
Forward currency exchange contracts	Foreign currency transaction gain	$216,392	$460,293
Interest rate swap agreements	Loss on interest rate swaps	$(10,666,098)	$(528,185)

For the three months ended March 31, 2010, the foreign currency transaction gain related to forward currency exchange contracts designated as Cash Flow Hedges was $12,525, of which a gain of $18,827 is related to the fair value of the ineffective portion of the forward currency exchange contracts, offset by a loss of $6,302 related to matured contracts.  As the contracts mature, the fair value amounts related to the effective portion of the foreign currency forward exchange contracts, which are currently recorded as Accumulated Other Comprehensive Income, will be recorded to Hedge Foreign Currency Transaction gain (loss).  The current effective loss portion of $647,477 (EUR 481,217) is expected to be reclassified into net income within the next twelve months.

For the three months ended March 31, 2010, the foreign currency transaction gain related to derivatives not designated as hedging instruments is $216,392.  Of this amount, $206,457 is related to a loss on the forward currency exchange contracts not designated as hedging instruments which have matured, and the residual gain of $422,850 is due to the fair value of the remaining contracts.

For the three months ended March 31, 2009, the foreign currency transaction gain related to derivatives not designated as hedging instruments is $460,293.  This amount was related to the fair value of the contracts.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

6.      Related Party Transactions

In April 2008, we entered into an agreement, effective January 1, 2008, to retain Dental Community Management, Inc. (“DCMI”), an entity owned in part by Jason M. Morton, a director and the Chief Financial Officer of our general partner, to perform administrative and professional services (“Services Agreement”).  The Services Agreement was amended and restated in June 2008 and January 2009.  Pursuant to the most recent amendment and restated Services Agreement, the term of such agreement ends on December 31, 2013 with automatic one-year renewal periods thereafter.  Under the Services Agreement, DCMI provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services.  In exchange for such services, we pay a monthly fixed administrative fee of $100,000.

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

Effective January 1, 2007, the terms of the Management Agreement were amended.  We entered into a letter agreement with SCMH (“Letter Agreement”) which replaced the Management Agreement.  The Letter Agreement provided for us to advance funds as a loan, which are unsecured, totaling $3,237,500 to SCMH on a quarterly basis.  The Letter Agreement provided for repayment of the advances with interest at a rate equal to 5% per annum.  As of March 31, 2010 and December 31, 2009, the amount receivable from SCMH in connection with the Letter Agreement was $1,352,846 and $1,842,324 , respectively, including accrued interest of $226,112 and $209,340, respectively.  During the three months ended March 31, 2010 and 2009, we recognized interest income of $16,772 and $20,680, respectively related to the advances to SCMH.

Effective January 1, 2009, we entered into an Amended and Restated Shareholders’ Agreement in our Cyprus Subsidiary.  As a result of this agreement, the Letter Agreement with SCMH was terminated.

As of December 31, 2008, we had $4,278,164, including accrued interest of $283,164, due from IMS Holdings resulting from short-term advances we made to IMS Holdings relating primarily to the acquisition of the chemical tanker prior to the formation of Kronos (the “Partnership Notes”).  Each advance bore interest at 8% with a final maturity date of December 2018.  As of June 24, 2009, the amount due from IMS Holdings was $4,238,983, including accrued interest of $361,983.  The cost basis of the investment in the chemical tanker on the financial statements of IMS Capital Partners was $4,138,946.  Therefore, $4,138,946 of the note receivable balance, the portion related to the chemical tanker acquisition, was transferred to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA, under which Kronos was the obligor.  See Note 2, Maritime Vessels, for additional information regarding our option to purchase the chemical tanker.

On March 15, 2010, an additional $31,000 was loaned by us to IMS Holdings, our general partner.  As of March 31, 2010, we had amounts receivable of $139,161, including accrued interest income of $8,124, from IMS Holdings related to these short-term advances.  During the period ended March 31, 2010, we recognized interest income of $2,122.  This outstanding balance as of March 31, 2010 is unrelated to the chemical tanker.

During October 2008, we were advanced $1,000,000 in the form of a loan from III:I Emerging Market Partners Real Estate Investment Fund I, L.P. (“EMP Fund I”), an affiliate of our General Partner.  This loan, which is unsecured, bears interest at a rate of 12% and matures in October 2010.  In connection with this loan, we paid a $20,000 commitment fee to EMP Fund I upon execution of the promissory note.  This fee was included in interest expense on our consolidated statement of operations.  The loan balance at March 31, 2010 and December 31, 2009 was $477,500.  There was no accrued interest at March 31, 2010 and $59,338 was accrued at December 31, 2009.  During the three months ended March 31, 2010 and 2009, we incurred interest of $17,141 and $29,049, respectively.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

During December 2008, we were advanced $250,000 in the form of a loan from III to I Financial Management Research, L.P., an affiliate of our General Partner.  This loan, which is unsecured, bears interest at a rate of 12% and matures in December 2018.  As of March 31, 2010 and December 31, 2009, the loan is paid in full.  During the three months ended March 31, 2009, we incurred interest of $6,540 related to this loan.

In May 2007, the AHTS SPVs entered into a ship management agreement with Hartmann Offshore, an affiliate of Reederei Hartmann, the non-controlling interest owner of the AHTS SPVs.  The fees are included in vessel operation expenses.  For the three months ended March 31, 2010 and 2009, we incurred $319,694 (EUR 230,726) and $30,756 (EUR 23,514), respectively.

The AHTS SPVs pay technical and commercial management fees to Hartmann Offshore.  These fees are included in vessel construction in progress or vessels on our consolidated balance sheet, and as of March 31, 2010 and  December 31, 2009 were $5,382,000 (EUR 4,000,000) and $4,877,438 (EUR 3,625,000), respectively.

The AHTS SPVs pay construction fees to Hartmann Offshore.  These fees are included in vessel construction in progress or vessels on our consolidated balance sheet, and as of March 31, 2010 and December 31, 2009 were $2,522,813 (EUR 1,875,000) and $2,018,250 (EUR 1,500,000), respectively.

Each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee will provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $672,750 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited, all of which are affiliates of SCMH.  As of March 31, 2010 and December 31, 2009, we incurred to date $4,036,500 (EUR 3,000,000) and $3,658,078 (EUR 2,718,750), respectively, in syndication costs.  These costs are translated using historical rates and they are included as an offset to non-controlling interest and partners’ equity on our consolidated balance sheet.

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
MARCH 31, 2010
(Unaudited)

•
Level 3 - Unobservable inputs, where there is little or no market activity for the asset or liability.  These inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability, based on the best information available in the circumstances.

The estimated fair value of cash, accounts receivable, accounts payable, accrued interest, related party receivables and payables approximate their carrying amounts due to the relatively short period to maturity of these instruments.  The estimated fair value of all debt as of March 31, 2010 and December 31, 2009 approximated the carrying value since the draws on the Senior Loan incur interest at a variable rate and mature every one to three months.  The estimates presented are not necessarily indicative of the amounts that would be realized in a current market exchange.

The fair value of the interest rate swaps and the forward currency exchange contracts discussed in Note 5 are included in current and long-term derivative liabilities in our consolidated balance sheet.  The fair value of the interest rate swap (used for non-speculative purposes) is based on the relative fair values of the discounted future stream of interest payments under the original floating interest facility using rates derived based on a forward curve of the three-month EURIBOR, upon which the terms of the Senior Loan are based, versus the future interest payments due under the fixed rate obtained in the interest rate swap agreement of 3.748%.  The fair values of the forward currency exchange contracts are based on the relative exchange rates per the forward currency exchange contracts versus the forward exchange rate curve as of March 31, 2010.  The fair value of the derivative instruments are determined with reference to observable rates which are commonly quoted on a forward basis, and are therefore classified as Level 2 items.

Our assets and liabilities as of March 31, 2010 and December 31,2009 that are measured at fair value on a recurring basis are summarized below (in dollars):

		March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$485,722	$-	$485,722

Liabilities
Forward currency exchange contracts	$-	$1,247,605	$-	$1,247,605
Interest rate swap agreements	$-	$19,303,856	$-	$19,303,856

		December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$5,571,253	$-	$5,571,253

Liabilities
Interest rate swap agreements	$-	$9,530,237	$-	$9,530,237

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

The following table presents information about the effect of the impairment loss related to our deposit on asset acquisition, initially discussed in Notes 1, 2 and 4, which is measured at fair value on a non-recurring basis as of December 31, 2009:

December 31, 2009
	Level 1	Level 2	Level 3	Total
Asset
Deposit on asset acquisition	$-	$-	$-	$-

The deposit on asset acquisition was determined to have a fair value of $0 based on Level 3 inputs, which included third-party information regarding the value of similar assets.

8.      Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of March 31, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

9.      Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	March 31,	March 31,
	2010	2009
Unrealized loss on forward currency exchange contract hedge	$(6,024,712)	$-
Foreign currency translation adjustment	(4,745,946)	(921,970)
Other comprehensive loss	(10,770,658)	(921,970)
Less other comprehensive loss attributable to non-controlling
interest	1,734,137	1,053,897
Other comprehensive (loss) income attributable to III to I Maritime
Partners Cayman I, L.P.	$(9,036,521)	$131,927

Accumulated other comprehensive income in the partners’ equity section of the consolidated balance sheets includes:

	March 31,	December 31,
	2010	2009

Unrealized (loss) income on forward currency exchange contract hedge	$(694,110)	$3,824,423
Foreign currency translation adjustment	(1,885,554)	2,632,434
Accumulated other comprehensive (loss) income	$(2,579,664)	$6,456,857

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(Unaudited)

10.   Subsequent Events

In December 2009 we impaired our option to purchase the chemical tanker in light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general.  We recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907.

On April 9, 2010, we officially elected to abandon our option to purchase the chemical tanker.  Our decision to abandon the chemical tanker acquisition stems from the lack of concessions significant enough to make proceeding with the acquisition a viable option given current market and economic conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our operating results for the three months ended March 31, 2010 and 2009.  This report represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Accordingly, the following discussion should be read in conjunction with the information included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”), and with our unaudited consolidated financial statements and related notes as presented in this Form 10-Q under Part I, Item 1. Financial Statements.

The discussion includes forward-looking statements.  As such, the cautionary language applicable to such forward-looking statements described above in Forward-Looking Statements is incorporated by reference into this section.  Forward-looking statements are management’s best estimates, and actual results could differ substantially from those estimates.  Among the factors that could cause actual results to differ materially are those discussed in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2009.

Our functional currency is the U.S. dollar.  However, the functional currency of many of our subsidiaries is the Euro.  All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been restated in Euros (“EUR”) following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of March 31, 2010.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Overview

The partnership is a Cayman Islands exempted limited partnership formed in October 2006 with III to I International Maritime Solutions Cayman, Inc. as our general partner.  Through our subsidiaries, we own majority interests in nine anchor-handling tug supply (“AHTS”) vessels, six of which are in operation, and non-controlling interests in two multipurpose bulk carrier vessels (“mini-bulkers”) currently in operation.  Our first three AHTS vessels were delivered in 2009, with three more AHTS vessels being delivered so far in 2010.

Our AHTS vessels generally operate under time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or longer-term charters, which typically range from one to three years, including renewal options.  The average charter rate per day of our contracts currently in place as of March 31, 2010 was $30,000 per day.  Our most recently delivered vessels, which were delivered on February 16, March 11, and March 15, 2010, are not currently under charter.  Considering all of our delivered vessels, including these three recently delivered vessels, the average charter rate per day of our AHTS fleet is $15,000 per day as of March 31, 2010.

•	The UOS Atlantis is under charter through March 2011.
•	The UOS Challenger is under charter through December 31,2010.
•	The UOS Columbia is under charter through mid-May 2010, with potential extensions through November 2010.
•
The UOS Endeavour has been placed in the North Sea spot market and is available for hire.  The vessel performed under its first spot charter in April, and has performed under four spot charters to date.

•	The UOS Discovery and UOS Explorer, delivered in February and March 2010, respectively, have not yet been chartered.

Each of the entities holding one of our AHTS vessels (each an “AHTS SPV”) has entered into a ship management agreement with Hartmann Offshore for the management of its respective vessel.  The commercial management of the vessel under this agreement has been sub-contracted to United Offshore Support GmbH & Co. KG (“UOS”).  Each of our mini-bulkers is managed by Reederei Hesse.  Reederei Hesse and their affiliates and affiliates of the Hartmann Group collectively own the remaining ownership of each of the mini-bulkers and AHTS vessels.

The mini-bulkers are merchant ships specially designed to transport bulk cargo and typically operate under short-term leases in established liner services between the Baltic area and Northern Spain, Portugal, the Mediterranean Sea, Greece, Turkey and Israel where the operator has established long-term partners.

In addition to our AHTS vessels and mini-bulker acquisitions, we had advanced funds for the potential purchase of a chemical tanker to be held in a separate special purpose entity (“SPV”) which would have been owned by Kronos Shipping I, Ltd. (“Kronos”).  In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of such vessels, we have terminated our option to acquire the chemical tanker.  We recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907.  In April 2010, we formally forfeited our option to acquire the tanker.  Therefore, we anticipate recognizing gain on the extinguishment of debt of $5,300,000 during the second quarter of 2010, and expect that the net result of the termination of our option to purchase the chemical tanker to be a loss of approximately $4,600,000, which in the end represents liquidating damages of $3,000,000 as called for under the option agreement, plus the loss of our capitalized costs approximating $1,600,000.

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

In March 2009, we entered into an agreement (“AHTS Pool Agreement”) with United Offshore Support GmbH & Co. KG (“UOS”), an affiliate of Hartmann Offshore and a member of the Hartmann Group, to participate in a revenue pool comprised of our nine AHTS SPVs and three AHTS SPVs owned by our affiliate, FLTC Fund I (the “Pool Members,” together the “UOS AHTS Pool”).  The agreement names UOS as the “Pool Manager,” with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement.  Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its revenue less voyage expenses (“Voyage Results”) with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business.  The AHTS Pool Agreement will have no effect on our consolidated revenues until such time as one of the FLTC Fund I vessels is placed in service, which is expected to occur in mid-2010.  Under these arrangements, our AHTS SPVs will typically be responsible for their individual vessel operating expenses such as crew costs, class costs, insurance on the vessel and routine maintenance.  Class costs represent the cost of maintaining our vessels to the level which permits them to obtain annual quality certificates applicable to the AHTS vessel class, mandatory inspections every two and one half years and dry docking, which is mandatory every five years.  Crew costs represent the cost of employing the crews, including wages, which operate the vessel.

AHTS Vessel Net Daily Earnings
Under these arrangements, our AHTS SPVs will typically be responsible for vessel operating expenses such as crew wages, class costs, insurance on the vessel and routine maintenance, as well as management fees as described below.  A vessel’s net daily earnings will consist of the revenue earned under that vessel’s charters less that vessel’s operating expenses, which would not include interest expense on acquisition debt.  A description of the current AHTS vessels and their net daily earning during the three months ended March 31, 2010, is set forth below.

•
UOS Atlantis – Our first AHTS vessel, UOS Atlantis, began operating under charter on March 15, 2009.  Currently, it operates under an extension of its original charter.  Our net daily earnings for UOS Atlantis averaged $16,248 for the three months ended March 31, 2010.  Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $124,039 for the three months ended March 31, 2010.  In addition to the vessel operating expenses included in the net daily earnings, we incurred $688,990 of depreciation expense for the three months ended March 31, 2010.

•
UOS Challenger – Our second AHTS vessel, UOS Challenger, was placed in service upon delivery on May 28, 2009, and began operating under an extension of its original charter in February 2010.  Our net daily earnings for UOS Challenger averaged $23,864 for the three months ended March 31, 2010.  Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $155,453 for the three months ended March 31, 2010.  Also included are charges related to continuing repairs resulting from damage to the AHTS vessel’s main winch sustained in 2009 during charter operations totaling $125,650.  In addition to the vessel operating expenses included in the net daily earnings, we incurred $705,273 of depreciation expense for the three months ended March 31, 2010.

•
UOS Columbia – Our third AHTS vessel, UOS Columbia, was delivered in 2009 and began operating under its current charter, which has a term of three months, in February 2010.  This charter includes the potential for one three month extension and ninety one-day extensions.  Our net daily earnings for UOS Columbia averaged $1,614 for the three months ended March 31, 2010.  Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $40,202 for the three months ended March 31, 2010.  In addition to the vessel operating expenses included in the net daily earnings, we incurred $716,556 of depreciation expense for the three months ended March 31, 2010.

•
UOS Discovery – Our fourth AHTS vessel, UOS Discovery, was delivered on February 16, 2010, and is not currently under charter.  Our net daily earnings (deficit) for UOS Discovery averaged ($27,260) for the three months ended March 31, 2010, which represented 44 days in service.  Included in this vessel’s operating expenses is fuel cost of $609,945 for initial fueling of the tanks and for the vessel’s journey to the Australasia area, where it is currently located.  No management fees were paid to Hartmann Offshore during the three months ended March 31, 2010, as no charter revenue was earned during the period.  In addition to the vessel operating expenses included in the net daily earnings, we incurred $348,947 of depreciation expense for the three months ended March 31, 2010.

•
UOS Endeavour – Our fifth AHTS vessel, UOS Endeavour, was delivered on March 11, 2010, and we placed the vessel in the North Sea spot market.  Our net daily earnings (deficit) for UOS Endeavour averaged ($43,549) for the three months ended March 31, 2010, which represented 21 days in service.  Included in this vessel’s operating expenses is fuel cost of $585,129 for initial fueling of the tanks for the journey to the North Sea.  No management fees were paid to Hartmann Offshore during the three months ended March 31, 2010, as no charter revenue was earned during the period.  In addition to the vessel operating expenses included in the net daily earnings, we incurred $183,608 of depreciation expense for the three months ended March 31, 2010.  The vessel did not perform under its first spot charter until April, and has performed under four spot charters since that date.  During the month of April the vessel was employed for 15 days at daily rates varying from $13,000 to $35,000.  This volatility in rates is consistent with our expectations for the North Sea spot market at this time.

•
UOS Explorer – Our sixth AHTS vessel, UOS Explorer, was delivered on March 15, 2010, and is currently not under charter. Our net daily earnings (deficit) for UOS Explorer averaged ($20,597) for the three months ended March 31, 2010, which represented 17 days in service.  Included in this vessel’s operating expenses is fuel cost of $110,507 for initial fueling of the tanks.  No management fees were paid to Hartmann Offshore during the three months ended March 31, 2010, as no charter revenue was earned during the period.  In addition to the vessel operating expenses included in the net daily earnings, we incurred $169,221 of depreciation expense for the three months ended March 31, 2010.

Our commercial manager, UOS, is currently pursuing opportunities with charterers for our idle vessels.  The remaining three AHTS vessels were to be delivered in April 2010, but delays of one to three months are expected.

The current AHTS market continues to reflect day rates which are significantly off the high day rates experienced at the peak of the market during 2007.  This can be traced to the weakening of the economy over the past 24 months, combined with the contraction in the credit markets, and the resulting decrease in the price of oil.  All of these factors negatively impacted budgets for exploration and development, especially outside of the major oil companies.  If economic expectations and the price of oil continue to stabilize, we expect day rates to firm.  However, we do not expect significant strengthening of day rates until the credit markets fully recover, allowing both the major oil companies and the smaller second-tier oil companies to expand their exploration and development budgets.

If the current environment were to worsen, and we were unable to achieve adequate utilization of our vessels, the delivery of the additional vessels and the associated operating costs and debt service will negatively impact our financial results.

Results of Operations

	Three Months Ended March 31,
	2010	2009

Time charter revenue	$8,613,954	$827,177

Operating expenses:
Vessel operating expenses	7,470,337	665,103
Depreciation expense	2,812,796	120,142
Professional fees	524,377	1,185,984
Brokerage and representation fees	-	164,063
Other operating expenses	340,414	16,213
Total operating expenses	11,147,924	2,151,505

Operating loss	(2,533,970)	(1,324,328)

Other income (expense):
Interest income	30,433	669,835
Interest expense	(1,709,054)	(623,501)
Net loss on interest rate swaps	(10,666,098)	(528,185)
Foreign currency transaction gain (loss)	620,858	(3,457,533)
Equity in loss of unconsolidated entities	(118,936)	(122,759)
Total other expense	(11,842,797)	(4,062,143)

Net loss	(14,376,767)	(5,386,471)
Net loss attributable to the
non-controlling interest	3,298,429	147,225
Net loss attributable to III to I Maritime	(11,078,338)	(5,239,246)
Partners Cayman I, L.P.
Less general partner interest in net loss	(154,555)	(78,267)
Limited partner interest in net loss	$(10,923,783)	$(5,160,979)

Net loss per general partner unit:
Basic and diluted	$(15.61)	$(7.91)
Weighted average general partner units outstanding	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(15.61)	$(7.91)
Weighted average limited partner units outstanding	699,738	652,827

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues
Revenues consist of charter revenue earned by our delivered AHTS vessels.

Revenues increased approximately $7,787,000 for the three months ended March 31, 2010 compared to the three months ended March 31, 2009, during which our first vessel entered into its initial charter.  This increase is due to the charter revenue of our first three AHTS vessels in service for the full three months ended March 31, 2010, in contrast with the partial month of charter revenue for our first vessel included in the three months ended March 31, 2009.

Vessel Operating Expenses
Vessel operating expenses consist of expenses related to the operation of our vessels, and include depreciation but do not include interest expense related to acquisition debt.

Vessel operating expenses increased approximately $6,805,000, from approximately $665,000 for the three months ended March 31, 2009 compared to approximately $7,470,000 for the three months ended March 31, 2010.  The increase is due to our having six vessels in operation during the current three months, whereas during the three months ended March 31, 2009, only one of our AHTS vessels had been delivered.  Vessel operating expenses for the three months ended March 31, 2010 include approximately $232,000 of charges related to vessel repairs, about half of which is related to damage to the main winch of UOS Challenger sustained during operations.

Depreciation expense
Depreciation expense increased approximately $2,693,000, from approximately $120,000 for the three months ended March 31, 2009 compared to approximately $2,813,000 for the three months ended March 31, 2010.  The increase is due to our having six vessels in operation during the current three months, whereas during the three months ended March 31, 2009, only one of our AHTS vessels had been delivered.

Professional Fees
Professional fees consist of legal, accounting, audit, tax, management and consulting fees.

The decrease in professional fees of approximately $662,000, or 56%, from approximately $1,186,000 for the three months ended March 31, 2009 compared to approximately $524,000 for the three months ended March 31, 2010, was due to a decrease in legal fees of approximately $378,000, which was related to legal work surrounding our restructuring and our initial registration statement with the SEC which was filed in April 2009, and a decrease in our audit fees of $50,000 related to audit work surrounding our registration statement.  Consulting fees also decreased from quarter to quarter by approximately $236,000 related to a non-recurring fee of $250,000 paid during the three months ended March 31, 2009 in connection with the abandonment of our efforts to secure a bridge financing arrangement.  Our administrative and professional services fees remained consistent between the two periods.

Brokerage and Representation Fees
Brokerage and representation fees consist of fees paid to providers of our ship brokerage, representation and consulting services.  The last payment under our current agreement which is related to the acquisition of the AHTS vessels fell due during the fourth quarter of 2009.

Our brokerage and professional fees for the three months ended March 31, 2010 as compared to that for the three months ended March 31, 2009 decreased by approximately $164,000 due to the expiration of our agreement related to consulting services in negotiations for the acquisition of the AHTS vessels.

Other Operating Expenses
Other operating expenses consist of office and administrative expenses, travel expenses and bank fees that are not directly related to financing arrangements.

The increase in other operating expenses of approximately $324,000, from approximately $16,000 for the three months ended March 31, 2009 to approximately $340,000 for the three months ended March 31, 2010, was due to an increase in commissions related to the chartering of our vessels of approximately $145,000 and an increase in shipping costs of approximately $82,000.  There was also an increase of $111,000 in office and miscellaneous costs, including bank fees unrelated to financing arrangements, from increasing operations, which was offset by decreases in travel and other costs of approximately $14,000 due to normal fluctuations.

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

During the three months ended March 31, 2009, funds were still held in these interest bearing pledged accounts.  The related loans were repaid with the pledged funds in mid-2009.  Interest was also earned on short-term loans to a related party.

Interest income decreased approximately $640,000, or 95%, from approximately $670,000 for the three months ended March 31, 2009 to approximately $30,000 for the three months ended March 31, 2010.  The decrease was due to a decrease in funds held in interest bearing pledged accounts due to repayment of the related loans with the pledged funds in mid-2009, and a decrease in interest income from our related party notes receivable, which were repaid during the second and third quarters of 2009.

Interest Expense
Interest expense was incurred on the senior loan facility (“Senior Loan”) with Norddeutsche Landesbank Girozentrale (“Nord/LB”) which was entered into on December 19, 2008, and two related party loans which were entered into during the fourth quarter of 2008.

The increase in interest expense of approximately $1,086,000, or 57%, from approximately $623,000 for the three months ended March 31, 2009 to approximately $1,709,000 for the three months ended March 31, 2010, was primarily due to interest expense related to the drawdowns on our Senior Loan facility for the delivery of our AHTS vessels, interest costs to the shipyard on late payment of construction installments, and interest expense incurred on loans from Reederei Hartmann.  The amount included in interest expense is the amount incurred less the amount allocated to our assets under construction.  Each of our assets under construction is allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period.  The agency and commitment fees related to the Senior Loan, the guarantee fees due under the guarantee provided by Reederei Hartmann, and amortization expense on the deferred loan costs also contributed to the increase in interest expense.

Loss on Interest Rate Swaps
The increase in the loss on interest rate swaps of approximately $10,138,000, from $528,000 for the three months ended March 31, 2009 to $10,666,000 for the three months ended March 31, 2010 is due to the recognition of changes in the valuation of the interest rate swap agreements related to the Nord/LB senior loan facility for our nine AHTS SPVs.  These instruments have not been designated for hedge accounting, and therefore the entire change in the fair value of the positions from period to period is recorded in our results of operations as loss on interest rate swaps.  The agreements are effective from 2010 through 2019, and are currently recorded as a derivative liability totaling approximately $19,304,000, due to the relatively low variable rates being experienced as compared with the fixed rates under the swap agreements.

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

The change in our foreign currency transaction gain (loss) from the three months ended March 31, 2009 to the three months ended March 31, 2010 was caused by a continuation of a period of relatively high volatility in exchange rates.  The primary factor with respect to changes in the foreign currency transaction gain (loss) was due to the revaluing of our EUR denominated bank accounts and restricted cash balances held in foreign countries to USD using the current prevailing exchange rate at the end of each month.  As we no longer hold these funds, the gain (loss) related to these accounts is no longer a factor in the amount of our foreign currency transaction gain (loss).

Equity in Loss of Unconsolidated Entities
Equity in loss of unconsolidated entities represents our share of the income or loss reported for the operations of the bulk carrier vessels in which we own a non-controlling interest.

The decrease of approximately $4,000 in the loss recognized from the three months ended March 31, 2009 compared to the three months ended March 31, 2010 is due to normal fluctuations in the activity of the vessels.

Noncontrolling interest
Noncontrolling interest represents the amount of income or loss allocable to other parties where their share has been included in our consolidated results of operations.

The comparative effect on our allocation of income or loss to the noncontrolling interest holders between the three months ended March 31, 2009 and the three months ended March 31, 2010, was primarily due to the difference in income for the periods presented.

Liquidity and Capital Resources

As of March 31, 2010, we had cash of $30,101,240.  Since inception through March 31, 2010, we have raised approximately $66,636,607, net of syndication costs of approximately $4,406,313, through the private placement of our limited partner units.  As discussed above, the funds from the offering were utilized primarily to collateralize loans, the proceeds of which were used to pay the first two of five installments to Fincantieri for the construction of our AHTS vessels and to pay for related expenditures as shown in our consolidated financial statements.  The payments to Fincantieri were made via draws on our Berenberg Facility attributable to each AHTS SPV which then paid Fincantieri.  The pledged funds have now been utilized to repay the loans under the Berenberg Facility.  The net result of this is that the majority of the funds raised were ultimately used to pay the first two of five installments to Fincantieri for the construction of the AHTS vessels.

Upon the deliveries of the six AHTS vessels we currently operate, funds were drawn on the Senior Loan.  Those funds were used to repay outstanding balances on loans from Reederei Hartmann in the case of the first two vessels, and to pay the outstanding installments on each vessel to Fincantieri.  The remaining funds were utilized to pay for outfitting costs for the AHTS vessels and to provide operating reserves for the AHTS SPVs.

Operating Cash Flows
Operating activities produced a net use of cash of approximately $2,174,000 for the three months ended March 31, 2010, as compared to net cash used of approximately $2,177,000 for the three months ended March 31, 2009, for a decrease in net cash used of approximately $3,000.  Net cash used decreased between periods primarily due to decreases in net cash expended in operations, as well as decreases in accounts receivable due from charterers and increases in accrued interest payable comparing the two periods.  These affects were offset somewhat by increases in prepaid assets and decreases in accounts payable comparing the two periods.  The increase in prepaid assets is mainly due to vessels being placed in service and related supplies and expenditures being made, a portion of which is correctly recorded to prepaid assets.

Investing Cash Flows
Investing activities used cash of approximately $155,738,000 for the three months ended March 31, 2010, as compared to $26,318,000 for the three months ended March 31, 2009, for an increase in net cash used of approximately $129,420,000.  This was due primarily to the use of approximately $156,191,000 for advances for vessel acquisitions and construction costs, the majority of which was related to the deliveries of three vessels, the UOS Discovery, UOS Endeavour and UOS Explorer in February and March 2010, in comparison to $37,877,000 for one  vessel delivered during the three months ended March 31, 2009, the UOS Atlantis.  Related to our vessels, on board equipment totaling approximately $4,688,000 was purchased during the three months ended March 31, 2010, whereas during the three months ended March 31, 2009, only $2,160,000 of on board equipment was purchased.  Additionally, during the three months ended March 31, 2009, restricted cash provided approximately $11,748,000 toward investing activities, and due to our use of the restricted cash in 2009 to fund our capital contributions to the AHTS SPVs, we no longer hold restricted cash.  These factors were partially offset by a decrease of $642,000 in amounts due from related parties comparing the two periods.

Financing Cash Flows
Net cash provided by financing activities was approximately $170,599,000 for the three months ended March 31, 2010 as compared to approximately $36,320,000 for the three months ended March 31, 2009.  The difference is primarily related to the deliveries of UOS Discovery, UOS Endeavour and UOS Explorer and the related proceeds drawn on the Senior Loan of $141,469,000 in comparison with $46,291,000 of Senior Loan proceeds in the same quarter of 2009, and a loan from Hartmann Reederei through which we funded our capital contributions to the AHTS SPVs Langeoog, Amrum and Wangerooge of $23,499,000.  In addition, during the three months ended March 31, 2009, cash of approximately $7,707,000 was utilized in net repayments on the Berenberg facility and $5,107,000 in repayments to related parties, and no such expenditures were made in the current quarter.  Payables to related parties also increased $458,000 comparing the two periods.

In addition, during the current quarter our noncontrolling interest contributed $7,033,000 to the AHTS SPVs and received no distributions, and in contrast, no contributions were received and distributions of $619,000 were made to the noncontrolling interest during the three months ended March 31, 2009.  These effects were partially offset by principal repayments to Nord/LB, which utilized cash of approximately $2,947,000 and payment of syndication costs, which utilized cash of approximately $169,000.  Contributions from partners were approximately $197,000 for the three months ended March 31, 2010, as compared with approximately $2,674,000 for the three months ended March 31, 2009.

Financing Arrangements
RHKG Loan Agreements
In late January 2010 and in March 2010, our German Subsidiary entered into four loan agreements with Reederei Hartmann, which is the non-controlling interest holder of our AHTS SPVs (the “RHKG Loan Agreements”).  Each of the agreements is related to a corresponding AHTS SPV, and provides for loans equal to the remaining amount of capital outstanding from our German Subsidiary to the AHTS SPV to which the agreement relates.  The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV results in our satisfying the capital contribution in the full amount called for under the Company Agreement of the respective AHTS SPV, and satisfied the necessary funding under the terms of the Senior Loan, allowing for delivery of the respective vessel.

These four agreements relate to the AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, and under these agreements, loans totaling $30,650,490 (EUR 22,780,000) were made from Reederei Hartmann to our German Subsidiary.  In connection with Langeoog, Amrum and Wangerooge, the loan proceeds were paid directly to the respective AHTS SPV, thereby fulfilling the remaining capital contribution obligations of our German Subsidiary with respect to each of those AHTS SPVs.  The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability is the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.

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

Under the RHKG Loan Agreements, if additional financing is granted by Nord/LB to one of the AHTS SPVs to which an RHKG Loan Agreement relates via a potential increase in the amount guaranteed by SACE under the Senior Loan, the RHKG Loan Agreements state that our German Subsidiary shall use its best endeavors to have the AHTS SPV receiving the proceeds distribute funds from the financing to our German Subsidiary sufficient to allow it to repay the RHKG Loan Agreement.  However there can be no assurances that we will be able to negotiate any further guarantees from SACE.

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

Nord/LB Facility
On December 19, 2008, we entered into a $565,876,935 (EUR 420,570,000) senior loan facility (“Senior Loan”) with Nord/LB as administrative agent and lender, with a term of 12 years from the delivery of each ship.  The proceeds from the loan will be used to fund outstanding balances due to the shipyard at delivery and any excess will be retained toward working capital requirements of each AHTS SPV.  A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $113,175,387 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years.  However, in no case can the total loans be in excess of 75% of the aggregate investment costs of all vessels, which is defined to include the construction price, building supervision, financing, initial equipment and other costs, of all the ships covered by the Senior Loan.  Additionally, the Senior Loan conditions require, among other things, that amounts sufficient to cover operating costs and all amounts due and payable under the Senior Loan for a one year period be secured by each AHTS SPV before any dividends can be considered.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus three AHTS vessels being purchased by FLTC Fund I.  The 12 AHTS vessels serve as the collateral for the Senior Loan.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our internal rating class assigned within Nord/LB based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $13,455 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, is $6,728 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.  There is also a financial guarantee for up to 70% of the loan balance issued by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate.  For the portion of the Senior Loan not guaranteed by SACE S.P.A., the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost determined prior to each drawdown.  For the portion of the Senior Loan that is guaranteed by SACE S.P.A, the applicable interest rate is EURIBOR plus 1.375% per annum.  With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum.  Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation.  Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,345,500 (EUR 1,000,000).  If interest incurred exceeds $1,345,500 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

Amounts drawn on the Pre-Delivery Facility of the Senior Loan, which would be available to fund installments to the shipyard during constructions, require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility.  A guarantee from Reederei Hartmann, our non-controlling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I (“Hartmann Guarantee”) in the amount of $19,619,913 (EUR 14,581,875) and $53,550,775 (EUR 37,361,875 was outstanding at March 31, 2010 and December 31, 2009, respectively.

At December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.  The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Nord/LB delayed our ability to make draws on the Pre-Delivery Facility under the Senior Loan, resulting in our being unable to make timely progress payments to Fincantieri.  Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts with respect to the remaining vessels to be delivered had not been paid.  As a result, we were not in compliance with the terms of the remaining shipbuilding contracts and Fincantieri would have had the right to cease construction activities on the remaining vessels.  However, Fincantieri acknowledged the delay and indicated to us that it does not intend to cease construction pending resolutions of these matters.  In addition, Fincantieri has not taken any action under the shipbuilding contracts to demand payment.  As a result of these missed payments, we were not in compliance with certain covenants of the Pre-Delivery Facility of our Senior Loan with Nord/LB as of December 31, 2009, however such non-compliance did not represent an event of default under the loan document.  Nord/LB is aware that the payments have not been made, and has not taken any action under the Senior Loan related to the non-compliance.

The resolution to this situation is ongoing, and with respect to the deliveries of the last four vessels delivered, the UOS Columbia, UOS Discovery, UOS Endeavour, and UOS Explorer, involved the granting of loans from Reederei Hartmann to our German Subsidiary under the RHKG Loan Agreements described above.  In addition, the shipbuilding contracts for those vessels were amended to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the three-month EURIBOR plus 2%, currently 2.94%.

We are also pursuing potential additional financing from Nord/LB via an increase of the amount guaranteed by SACE under the Senior Loan, but there can be no assurances that we will be able to obtain such additional guarantee, or that an increase in the amount guaranteed would lead to additional financing from Nord/LB.  If obtained, we anticipate that this financing would allow us to repay the RHKG Loan Agreements, either in full or partially, via a distribution from the AHTS SPV to our German Subsidiary, which would then use those funds to effect repayment of all or part of the RHKG Loan Agreement balances.  If we are unable to obtain this additional financing, or are unable to further achieve a distribution to our German Subsidiary allowing us to repay the RHKG Loan Agreements or a portion thereof, it could impact the timing of distributions to investors due to likely differences in terms between the RHKG Loan Agreements and any potential additional Nord/LB financing.  The RHKG Loan Agreements call for a five year repayment term and the reserving of dividends from the AHTS SPV’s for this purpose.  The current Nord/LB financing has a significantly longer payment term of ten to twelve years, and the terms regarding restrictions on our use of dividends from the AHTS SPVs are less prohibitive than those under the RHKG Loan Agreements.  However, there can be no assurances that the terms of any additional advances under the potential additional Nord/LB financing, if obtained, will be the same as the current terms.

The drawdowns accepted through March 31, 2010 under the Senior Loan are as follows:

AHTS SPV	AHTS Vessel	Date of Drawdown	Proceeds	Amounts paid to Fincantieri
MS Juist	UOS Atlantis	February 25, 2009	$44,689,067	$38,362,384	(1)
MS Norderney	UOS Challenger	May 25, 2009	$49,080,519	$42,249,368	(1)
Isle of Baltrum	UOS Columbia	October 2, 2009	$51,120,284	$49,179,033
Isle of Langeoog	UOS Discovery	February 15, 2010	$47,790,771	$45,873,986
Isle of Amrum	UOS Endeavour	March 10, 2010	$47,629,553	$50,233,960
Isle of Wangerooge	UOS Explorer	March 12, 2010	$47,871,380	$52,283,121

(1)	Amounts outstanding for UOS Atlantis and UOS Challenger included $4,598,317 and $5,150,531 due to Reederei Hartmann for advances to pay for the 4th installment under the shipbuilding contracts.

In each case above, any remaining cash from each of the drawdowns was used to fund operations and provide cash reserves to the respective SPV for future operations.  Any shortfalls between the Senior Loan proceeds and the amount outstanding to the shipyard at delivery were funded with cash reserves from the respective AHTS SPV.

At March 31, 2010 and December 31, 2009, a total of $275,079,066 (EUR 204,443,750) and $136,557,108 (EUR 101,491,719), respectively, was outstanding under the Senior Loan with an effective interest rate of 2.648% and 2.791%, respectively.  The outstanding balance will be due in full in February 2021.  During the periods ended March 31, 2010 and 2009, we incurred interest expense of $1,234,771 (EUR 891,145) and $165,046 (EUR 126,183), respectively, related to the drawdowns on the Senior Loan.

A guarantee commission of 1.375% per annum is due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $322,920,000 (EUR 240,000,000).  The guarantee commission is due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made.  As no construction payments have been outstanding under the Pre-Delivery Facility, no related guarantee commissions have been incurred.

We are subject to various covenants for the duration of the Senior Loan, associated, for example, with the amount of capital infusions from outside investors into the AHTS SPVs, limits on additional financing, restrictions of cargo and weapons, directives regarding the structure and duration of charters related to the ships, and certain restrictions on distributions.

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

Upon the deliveries of UOS Atlantis and UOS Challenger, the restricted cash related to the compensating balances was used to repay the majority of the outstanding loans related to the AHTS vessels with operating cash used to complete the repayment.  Additionally, in July 2009, we completed repayment of the remaining tranches and accrued interest under the Berenberg Facility utilizing the restricted cash balances combined with approximately $500,000 of cash on hand and contributions from new limited partners.  The repayments result in the reduction and then the complete elimination of our restricted cash over the course of the repayments, and a reduction in our current and long-term debt.  As of March 31, 2010 and December 31, 2009, there were no borrowings and correspondingly no compensating balances held as restricted cash.  We do not intend to utilize the Berenberg Facility in the future.

Chemical Tanker Transaction/Schulte Group Facility/Kronos
On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, the Schulte Group placed an order for the chemical tanker for IMS Holdings for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment (“Schulte Group Facility”) and to facilitate a bank guarantee for the second installment payment of $8,300,000.  The Schulte Group formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker.  The equity of Anthos would have been assigned to Kronos upon repayment of the loan, retirement of the bank guarantee facilitated by the Schulte Group and payment of all fees due to the Schulte Group.  Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings on behalf of Kronos.  As of March 31, 2010 and December 31, 2009, $8,300,000 had been paid toward the option to purchase the chemical tanker.

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

The Amended MOA was entered into on April 25, 2009.  It extended the term of the loan and bank guarantee through July 30, 2010, increased the interest rate and the possible liquidated damages, required us to pay a lump sum amount of $200,000 as a fee for providing the extension of the bank guarantee, waived any prior default and clarified certain other terms of the original MOA.  The interest on the Schulte Group Facility is based on the three-month US LIBOR rate plus a margin of 4.50%.  Interest is due quarterly.  As part of the changes, the parties to the MOA were formally changed to be between Kronos in place of IMS Holdings and Conway in place of the Schulte Group.  As a result of the amended MOA, the payable to Schulte Group and the offsetting deposits on the chemical tanker transaction were recorded on the books of Kronos.  At March 31, 2010, a total of $5,300,000 was outstanding under the Schulte loan agreement at an effective interest rate of 4.77%.  During the period ended March 31, 2010, we incurred interest of $62,946 related to the loan.

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general, we have elected to abandon our option to purchase the chemical tanker.  We recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907.  Due to our decision to abandon our option to acquire the tanker, we expect to recognize gain on the extinguishment of debt of $5,300,000 during the second quarter of 2010, and expect that the net result of the abandonment of our option to purchase the chemical tanker to be a loss of approximately $4,600,000, which in the end represents liquidating damages of $3,000,000 as called for under the option agreement, plus the loss of our capitalized costs approximating $1,600,000.

The table below includes the assets and liabilities recorded on our consolidated balance sheet related to the option to purchase the equity in Anthos, associated debt with Deutsche Schiffsbank and other expenses of Kronos.

	March 31,	December 31,
	2010	2009

Cash and cash equivalents	$164	$956
Related party receivable	-	-
Deferred loan fees	-	-
Total assets	164	956

Accounts payable and other accrued liabilities	73,446	97,297
Due to related party	137,117	137,117
Schulte Group note payable	5,300,000	5,300,000
Total liabilities	5,510,563	5,534,414

Net assets	$(5,510,399)	$(5,533,458)

Deutsche Schiffsbank Facility
On November 20, 2008, Kronos entered into a $30,000,000 credit facility (“Deutsche Schiffsbank Facility”) with Deutsche Schiffsbank.  The Deutsche Schiffsbank Facility also provided for a related guarantee facility of up to $16,320,000 under which Deutsche Schiffsbank would issue two separate guarantees in favor of the sellers of the chemical tanker, Nantong Mingde Heavy Industry Stock Co., Ltd. and Jiangxi Topsky Technology Co., Ltd. (“Nantong Mingde”).  The Deutsche Schiffsbank Facility was to be drawn in multiple advances with the proceeds used to fund the construction and acquisition of the chemical tanker.  Anthos is the current owner of the contract to purchase the chemical tanker.  Pursuant to the terms of the MOA, we would have taken ownership of Anthos upon fulfilling the terms of the MOA.  Each pre-delivery advance would have been required to be repaid in full upon delivery of the chemical tanker to Anthos, but no later than March 31, 2012.  Additionally, each delivery advance would have been repaid in 40 installments of $500,000 each with a balloon installment in the amount of $10,000,000 payable at the time of the final $500,000 installment which can be no later than March 31, 2022.

Interest on the Deutsche Schiffsbank Facility would be paid in arrears on the last day of each applicable interest period.  In the event the interest period were longer than six months, interest would have been paid every six months during such interest period and on the last day of any such interest period.  Interest on the borrowings would be based upon LIBOR, the London Interbank Offered Rate, plus 1.4% per annum during each interest period.

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

From the date of transfer of ownership in Anthos to Kronos through the date of payment of the second installment for the chemical tanker to Nantong Mingde pursuant to the building contract, the Deutsche Schiffsbank Facility would have been required to be secured by a cash collateral account with a balance of at least $7,560,000.  Additionally, prior to the delivery of the chemical tanker, the Deutsche Schiffsbank Facility would have been required to be secured by an assignment of the chemical tanker building contract, the related refund guarantee issued by Bank of China Limited in favor of Anthos, a pledge of the equity of Kronos and a guarantee by Anthos.  Upon delivery of the chemical tanker, the Deutsche Schiffsbank Facility would have been required to be secured by a mortgage on the chemical tanker including the related deed of covenants and deed of share charges.
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

As we have elected to abandon our option to purchase the chemical tanker, we do not intend to utilize the Deutsche Schiffsbank Facility.

Ongoing Capital Expenditures
We had commitments to purchase the three remaining AHTS vessels under construction as of March 31, 2010.  The cost of each vessel is denominated in EUR, and amounts in USD related to future payments are determined using the exchange rate as of March 31, 2010.  The estimated cost of each of the remaining three AHTS vessels ranges from $55,643,153 (EUR 41,355,000) to $57,311,573 (EUR 42,595,000), for a total commitment for the remaining vessels of $170,266,298 (EUR 126,545,000).  Under the AHTS shipbuilding contracts, installments are due in five stages based upon certain milestones being met during construction.  Approximately 30% of the total construction costs require deposits, some of which are to be funded with equity while others are expected to be funded from the Senior Loan or its Pre-Delivery Facility.  Amounts drawn on the Pre-Delivery Facility require either (i) that each AHTS SPV is fully funded based on the capital as called for in the applicable SPV agreements or (ii) the provision of a guarantee acceptable to Nord/LB.  As of March 31, 2010, we have incurred expenses of $189,035 (EUR 136,428) related to the guarantee.  The Hartmann Guarantee in the amount of $19,619,913 (EUR 14,581,875) and $53,550,775 (EUR 37,361,875 was outstanding at March 31, 2010 and December 31, 2009, respectively.

As mentioned above under Nord/LB Facility, as of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.  The resolution to this situation is ongoing, and with respect to the deliveries of the last four vessels delivered, the UOS Columbia, UOS Discovery, UOS Endeavour, and UOS Explorer, involved the granting of loans from Reederei Hartmann to our German Subsidiary under the RHKG Loan Agreements described above.  In addition, the shipbuilding contracts for those vessels were amended to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the three-month EURIBOR plus 2%, currently 2.94%.

In addition to our obligations to Fincantieri, there are agreements between the AHTS SPVs and Hartmann Offshore for vessel construction oversight and commercial and technical management during construction.  As of March 31, 2010 and December 31, 2009, we incurred $396,821,987 and $291,543,002, respectively, in connection with the AHTS vessel acquisition.

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

Discussion of Short- and Long-Term Liquidity Needs
Our short- and long-term liquidity needs relate primarily to the funding of our capital expenditure obligations on our vessels.  In the case of our AHTS vessels, we anticipate that these capital expenditure obligations will be funded through the fulfilling of our capital contribution obligations to our AHTS SPV’s, some of which may be funded through the proceeds of the RHKG Loan Agreements discussed above.  We anticipate that the balance of our capital expenditure obligations will be funded through our Nord/LB Senior Loan. However, there can be no assurances that we will be able to draw on the Nord/LB Senior Loan or that Reederei Hartmann will be willing to extend additional RHKG Loan Agreements on the same terms or at all.

Through March 31, 2010, we have funded payments related to the first two of the five installments on all of our nine AHTS vessels marking the completion of the initial funding stage, which was funded primarily with equity from limited partners’ contributions.  Additionally, these contributions funded the third installment on our first two AHTS vessels, which were delivered in February and May 2009.  Through the RHKG Loan Agreements, we funded our full capital contribution to our AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge.

In order to fund our remaining commitments to Fincantieri, we entered into the Senior Loan discussed above under the caption Financing Arrangements.  As mentioned above under Nord/LB Facility, as of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB, and these discussions and the resolution is ongoing.  Upon delivery of each AHTS vessel, we will draw on the Senior Loan in the amount of $47,156,411 (EUR 35,047,500).  The proceeds will be used to pay the third and fourth installments under the shipbuilding contract and the accrued interest thereon if the installment payments are outstanding, fund the fifth installment to Fincantieri and, where amounts are available, fund the outfitting of each vessel.  The schedule below reflects the anticipated deficit in each AHTS SPV upon delivery for the remaining three AHTS vessels under construction based on the remaining capital expenditure obligation for the vessel as compared to the anticipated Senior Loan proceeds as of March 31, 2010.

		Remaining
		Capital		Reserves or
		Expenditure	Senior Loan	(Deficit) in SPV
SPV Name	Vessel Name	Obligation	Proceeds	at Delivery
6169 – Isle of Sylt	UOS Enterprise	$53,326,336	$47,156,411	$(6,169,925)
6172 – Isle of Neuwerk	UOS Freedom	55,120,560	47,156,411	(7,964,149)
6173 – Isle of Usedom	UOS Liberty	55,197,523	47,156,411	(8,041,112)
		$163,644,419	$141,469,233	$(22,175,186)

We continue to raise funds through private placement of our limited partner units, both to new and existing investors.  Additionally, we have entered into the RHKG Loan Agreements described above, through which we funded in February and March 2010 our capital contribution for our AHTS SPVs Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge.  The proceeds from future fundraising efforts through the continued offering of limited partner units, and from potential additional funding under the Nord/LB Senior Loan or through additional RHKG Loan Agreements if we are able to secure additional financing on terms acceptable to us, will be used to fund our operations and to complete the funding of our equity commitments under the agreements which govern the SPV entities in which the vessels are held, which equity will fund the delivery of the vessels and provide reserves for the operations of each SPV.

Under the AHTS SPV formation documents (“Company Agreements”), we have committed to contribute capital to these entities totaling $150,496,500 (EUR 105,000,000) (“Capital Commitment”).  This amount reflects an increase in our share capital commitment for the Isle of Usedom SPV from $14,512,163 (EUR 10,125,000) to $40,849,050 (EUR 28,500,000) in order to comply with the terms of the Senior Loan.  Through contributions made to each SPV, we had funded $86,482,013 (EUR 64,275,000) as of March 31, 2010.

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

The table below provides a schedule of unfunded capital commitments for each AHTS SPV as of March 31, 2010, and also includes the information from the table above regarding the deficit resulting from the difference between our remaining capital expenditure obligation and the anticipated Senior Loan proceeds:

			Anticipated
		Remaining	Reserves or
		Capital Contribution	(Deficit) in SPV	Anticipated Vessel
SPV Name	Vessel Name	Commitment (1)	at Delivery	Delivery Date
6160 – MS Juist	UOS Atlantis	$2,011,523	-	February 27, 2009 (delivered)
6161 – MS Norderney	UOS Challenger	3,054,285	-	May 28, 2009 (delivered)
6169 – Isle of Sylt	UOS Enterprise	8,665,020	(6,169,925)	May 2010
6172 – Isle of Neuwerk	UOS Freedom	9,754,875	(7,964,149)	May 2010
6173 – Isle of Usedom	UOS Liberty	43,540,380	(8,041,112)	May 2010
		$67,026,083
_____________
(1)	Pursuant to the AHTS SPV Agreements, the non-controlling interest holders are committed to contribute $12,230,595 of this amount.

The remaining capital contributions will be utilized by the AHTS SPVs for operations during the construction period, to fund the deficits noted above which relate to the delivery and outfitting of each AHTS vessel upon delivery, and provide working capital to the AHTS SPVs, a portion of which is necessary in order to fulfill the conditions under the Senior Loan (“Senior Loan Conditions”).  The capital in excess of the amount required for operations, outfitting and compliance with the Senior Loan Conditions will be called if it is necessary for ATL to call in the capital in order to meet obligations of the AHTS SPV.  The factors which would affect such a decision would include the excess loan proceeds available from the funding of the Senior Loan upon delivery of each AHTS vessel, if any, our success in obtaining any additional financing from Nord/LB or through the RHKG Loan Agreements discussed above, charter coverage, current market day rates, operational requirements such as anticipated dry dockings and unexpected repair costs as well as other factors deemed relevant by ATL regarding each vessel.

In summary, through March 31, 2010, we had contributed capital totaling $86,482,013 (EUR 64,275,000) to the AHTS SPVs primarily with contributions from the sale of limited partner units, which provided funds for the first two installments to Fincantieri and operations to date for the AHTS SPVs.  Six of our nine AHTS vessels had been delivered, and the remaining capital obligations of the AHTS SPVs for the vessels totaled $163,644,419 (EUR 121,623,500).  We anticipated receiving $141,469,234 (EUR 105,142,500) in loan proceeds through the Senior Loan.  The remaining obligations of each AHTS SPV will be funded by both us and Reederei Hartmann from additional capital contributions to the AHTS SPVs, as called for under the Company Agreements.  Our remaining capital contribution obligation to the AHTS SPV’s approximates $54,795,488 (EUR 40,725,000).  Funding this amount would represent full funding of our obligation under the current Company Agreements for each AHTS SPV.

If we are unable to obtain sufficient funds to satisfy our equity commitments and fulfill the requirements of the Senior Loan for funding of the payments due at delivery, and Reederei Hartmann is unwilling or unable to fulfill their obligations under the guarantee and the Share Transfer Agreement, we may be unable to take delivery of the remaining vessels.  If that were to occur, we would be in default of the shipbuilding contracts and our Senior Loan agreement.  In the event we were to default on the Senior Loan agreement, Nord/LB could foreclose on our vessels or avail itself of the other rights and remedies contained in the Senior Loan documents.  If we were to default on the shipbuilding contracts, Fincantieri could cease construction on the vessels, and could seek payment for completed work, plus a 10 percent profit on the remaining work to complete the vessel.

Outlook for Distributions
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

Dry Docking
We estimate expenses for periodic maintenance, which is referred to as dry docking expense.  These costs are incurred approximately every two and one-half years, and are accrued monthly in our vessel operating expense.  If actual expenses differ materially from our estimates, it could have a material effect on our results of operations and our net daily earnings for any given period.

Impairment of Long-Lived Assets
We assess long-lived assets for recoverability in accordance with FASB ASC 360, Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset, which is based on cost less depreciation taken to date, to future undiscounted net cash flows expected to be generated by the asset.  These evaluations for impairment are significantly impacted by estimates of revenues, costs, expenses and other factors.  As such, the outcome of the evaluation analysis is subject to management’s estimates, which could differ from actual.  This could potentially cause us to fail to record an impairment, when actual circumstances later result in realization of a loss on the asset, or to record an impairment when none actually exists.  If these assets are considered to be impaired, the impairment to be recognized is calculated as the excess of the asset’s carrying value over its fair value.  As of December 31, 2009, we were re-evaluating our intentions with respect to the chemical tanker, and have since terminated our option to acquire the tanker.  We recorded an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset to zero, resulting in the recognition of a loss on impairment of $9,874,907.

New Accounting Pronouncements

None

Item 4. Controls and Procedures

As of March 31, 2010, our general partner’s chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Securities Exchange Act”)), and concluded that, as of such date, our disclosure controls and procedures were adequate and effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers of our general partner, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

During the quarter ended March 31, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

PART II.  Other Information

Item 1. Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  No director, executive officers or affiliate of ours or owner of record or beneficially of more than five percent of any class of our limited partner units is a party adverse to us or has a material interest adverse to us in any proceeding.  In the opinion of management, as of March 31, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

Item 1A.  Risk Factors

Investing in us involves a degree of risk, including the risks described in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. Our operating results have been, and will continue to be, affected by a wide variety of risk factors, many of which are beyond our control, that could have adverse effects on profitability during any particular period.  Additional risks and uncertainties not currently known or deemed to be immaterial may also materially and adversely affect our business operations.  If any of the risks referred to above were to actually occur, our business, financial condition or results of operations could be materially and adversely affected.  Limited partner units are inherently different from the capital stock of a corporation, although many of our business risks are similar to those that would be faced by a corporation engaged in a similar business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2010, we issued and sold approximately 1,972 Class A limited partnership units to our partners at a purchase price of $100.00 per unit.

Exemption from registration for Sales of Restricted Securities
None of these sales were registered with the SEC.  Each of these sales were deemed to be exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereof, as transactions by an issuer not involving a public offering.  No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities.  The purchasers of the securities in each transaction were accredited investors as defined in Regulation D, and such purchasers made representations to us regarding their status as accredited investors and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  Registration of sales to accredited investors is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation.  All purchasers were provided a private placement memorandum containing all material information concerning the partnership and the offering.  All purchases were made with cash and the total amount of cash consideration for those securities was approximately $197,200.

Use of Proceeds of Registered Securities
The proceeds from the sale of limited partnership units have been used to provide equity in our AHTS vessel entities and provide for our operating activities.

Item 6. Exhibits

Exhibit Number	Title of Document
10.1
Loan Agreement, dated effective as of October 2, 2009, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.2
Loan Agreement, dated as of February 10, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.3
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.4
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.5
Addendum to the Shipbuilding Contract – Langeoog, dated February 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Langeoog” KG (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.6
Addendum to the Shipbuilding Contract – Amrum, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Amrum” KG (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.7
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
Jason M. Morton
Director and Chief Financial Officer
(Duly authorized to sign this report on behalf of the Registrant)
Date: May 14, 2010

 Exhibits

Exhibit Number	Title of Document
10.1
Loan Agreement, dated effective as of October 2, 2009, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.2
Loan Agreement, dated as of February 10, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.3
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.4
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.5
Addendum to the Shipbuilding Contract – Langeoog, dated February 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Langeoog” KG (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.6
Addendum to the Shipbuilding Contract – Amrum, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Amrum” KG (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.7
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