Form 10-Q
period 2010-06-30
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2010-08-16
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

 III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

INDEX

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Form 10-Q including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “foresee,” “look(ing) for,” “look to,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts about our ability to make cash distributions on the units;
•	planned capital expenditures and availability of capital resources to fund capital expenditures;
•	future supply of, and demand for, products that will be shipped, supplied or otherwise supported by our vessels;
•	expected demand in the maritime shipping industry in general and for our vessels in particular;
•	our ability to maximize the use of our vessels;
•	estimated future capital maintenance expenditures;
•	the absence of future disputes or other disturbances;
•	increasing emphasis on environmental and safety concerns;
•	our future financial condition or results of operations and our future revenues and expenses;
•	our business strategy and other plans and objectives for future operations; and
•	any statements contained herein that are not statements of historical fact.

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

PART I.  Financial Information

Item 1. Financial Statements

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2010	2009

ASSETS
Cash	$15,163,922	$18,267,260
Cash held in escrow	75,000	-
Related party receivables	1,040,798	1,949,363
Due from charterers	5,607,264	3,263,009
Other receivables	162,709	28,788
Prepaid assets	39,136	214,490
Current derivative assets	1,679,556	2,773,820
Other current assets	833,931	1,142,499
Current assets	24,602,316	27,639,229

Vessels	409,285,197	168,478,062
Vessel construction in progress	17,203,203	111,152,161
On board equipment	16,334,610	11,912,779
	442,823,010	291,543,002
Less accumulated depreciation	(10,794,132)	(5,003,164)
Vessels and equipment, net	432,028,878	286,539,838

Investment in unconsolidated entities	2,270,907	2,977,432
Deferred loan fees, net	2,956,736	3,554,818
Derivative assets, net of current portion	864,012	2,797,433
Other assets	-	207
Total assets	$462,722,849	$323,508,957

LIABILITIES AND EQUITY
Accounts payable and other accrued liabilities	$11,068,110	$15,400,959
Vessel construction installments payable	10,053,166	65,019,372
Accrued interest payable	756,010	173,608
Due to related party	1,560,945	852,663
Unaccepted equity contributions	75,000	-
Current derivative liabilities	14,396,747	4,522,274
Current portion of long-term debt	28,523,987	17,858,391
Current portion of note payable to related party	457,500	-
Current liabilities	66,891,465	103,827,267

Long-term derivative liabilities	20,811,695	5,007,963
Notes payable to related party	-	477,500
Long-term debt, net of current portion	337,176,190	140,527,679
Total liabilities	424,879,350	249,840,409

Commitments and contingencies

III to I Maritime Partners Cayman I, L.P. partners' equity:
General partner	292,900	514,138
Class A limited partners (units issued and outstanding:
June 30, 2010 - 614,435, December 31, 2009 - 612,244)	22,961,111	36,459,320
Class B limited partners (units issued and outstanding:
June 30, 2010 - 84,313, December 31, 2009 - 84,313)	2,904,907	4,789,036
Class D limited partners (units issued and outstanding:
June 30, 2010 - 2,000, December 31, 2009 - 2,000)	(149,947)	(105,253)
Accumulated other comprehensive (loss) income	(11,355,380)	6,456,857
III to I Maritime Partners Cayman I, L.P. partners' equity	14,653,591	48,114,098
Non-controlling interest	23,189,908	25,554,450
Total equity	37,843,499	73,668,548

Total liabilities and equity	$462,722,849	$323,508,957

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Time charter revenue	$12,469,310	$4,391,713	$21,083,264	$5,218,890

Operating expenses:
Vessel operating expenses	8,890,232	3,536,572	16,360,569	4,201,675
Depreciation expense	4,307,156	967,824	7,119,952	1,087,966
Professional fees	507,121	754,128	1,031,498	1,940,112
Brokerage and representation fees	-	164,062	-	328,125
Other operating expenses	466,839	216,870	807,253	233,083
Total operating expenses	14,171,348	5,639,456	25,319,272	7,790,961

Operating loss	(1,702,038)	(1,247,743)	(4,236,008)	(2,572,071)

Other income (expense):
Interest income	79,819	195,497	110,252	865,332
Gain on extinguishment of debt	5,300,000	-	5,300,000	-
Interest expense	(4,187,676)	(1,217,010)	(5,896,730)	(1,840,511)
Net loss on interest rate swaps	(8,251,299)	(3,039,954)	(18,917,397)	(3,568,139)
Foreign currency transaction gain (loss)	2,169,691	3,230,705	2,790,549	(226,828)
Equity in loss of unconsolidated entities	(169,978)	(186,270)	(288,914)	(309,029)
Total other expense	(5,059,443)	(1,017,032)	(16,902,240)	(5,079,175)

Net loss	(6,761,481)	(2,264,775)	(21,138,248)	(7,651,246)
Net loss attributable to the non-controlling interest	2,709,858	839,960	6,008,287	987,185
Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(4,051,623)	(1,424,815)	(15,129,961)	(6,664,061)
Less general partner interest in net loss	(56,458)	(20,561)	(210,954)	(97,820)
Limited partner interest in net loss	$(3,995,165)	$(1,404,254)	$(14,919,007)	$(6,566,241)

Net loss per general partner unit:
Basic and diluted	$(5.70)	$(2.08)	$(21.31)	$(9.88)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(5.70)	$(2.08)	$(21.31)	$(9.88)
Weighted average limited partner units outstanding	700,577	676,156	700,160	664,556

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

					Accumulated
		Class A	Class B	Class D	Other	Non-
	General	Limited	Limited	Limited	Comprehensive	controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

Contributions, net of syndication costs	(10,284)	(418,360)	(87,587)	(2,078)	-	10,552,671	10,034,362

Net loss	(210,954)	(13,079,849)	(1,796,542)	(42,616)	-	(6,008,287)	(21,138,248)

Forward currency exchange contracts	-	-	-	-	(10,591,233)	(3,530,411)	(14,121,644)

Foreign currency translation adjustment	-	-	-	-	(7,221,004)	(3,378,515)	(10,599,519)

Balance at June 30, 2010	$292,900	$22,961,111	$2,904,907	$(149,947)	$(11,355,380)	$23,189,908	$37,843,499

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009

Operating activities:
Net loss	$(21,138,248)	$(7,651,246)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	7,119,952	1,087,966
Amortization of deferred loan fees	77,431	140,389
Foreign currency transaction (gain) loss	(714,559)	1,670,842
Net gain on forward currency exchange contracts	(2,680,893)	(1,518,483)
Net loss on interest rate swap	18,917,397	3,568,139
Settlement of hedge instruments	604,903	74,468
Gain on extinguishment of debt	(5,300,000)	-
Equity in loss of unconsolidated entities	288,914	309,029
Payment of interest on Berenberg Facility	-	(3,559,158)
Changes in assets and liabilities:
Due from charterers	(2,828,027)	(2,242,660)
Other receivables	(138,189)	(23,958)
Prepaid and other assets	284,638	(609,895)
Accounts payable and accrued liabilities	(2,522,285)	4,735,613
Accrued interest payable	599,343	(222,400)
Net cash used in operating activities	(7,429,623)	(4,241,354)

Investing activities:
Net related party receivable	906,603	(96,022)
Advances for vessel acquisitions	(233,642,431)	(74,023,548)
Advances for capitalized vessel construction costs	-	(3,861,963)
Purchase of on board equipment	(6,188,012)	(4,652,432)
Decrease in restricted cash	-	50,346,471
Net cash used in investing activities	(238,923,840)	(32,287,494)

Financing activities:
Proceeds from Berenberg Facility	-	1,263,351
Repayments on Berenberg Facility	-	(48,100,352)
Proceeds from senior loan with Nord/LB	213,929,939	98,469,456
Repayments on senior loan with Nord/LB	(8,022,371)	(1,025,723)
Proceeds from RHKG Loan Agreements	21,321,272	-
Proceeds from Hartmann Loans	8,081,696	-
Deferred loan fees	-	(9,527)
Repayment of related party note payable	(20,000)	(10,939,369)
Net accounts payable to related party	834,699	1,731,903
Contributions from partners	144,100	4,680,071
Unaccepted equity contributions	75,000	(289,500)
Syndication costs	(678,012)	(1,050,300)
Contributions from non-controlling interests	10,798,474	1,673,125
Distributions to non-controlling interests	-	(689,984)
Net cash provided by financing activities	246,464,797	45,713,151

Effect of exchange rate changes on cash	(3,214,672)	(175,682)

Net (decrease) increase in cash	(3,103,338)	9,008,621
Cash, beginning of period	18,267,260	2,222,196
Cash, end of period	$15,163,922	$11,230,817

Non-cash financing and investing activities:
Construction in progress reclassed to delivered vessels	$77,957,286	$34,429,331
Syndication costs financed through accounts payable	305,200	1,050,300

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(6,761,481)	$(2,264,775)	$(21,138,248)	$(7,651,246)

Foreign currency exchange forward contracts	(8,096,932)	2,753,107	(14,121,644)	2,753,107

Foreign currency translation adjustment	(5,853,573)	1,954,609	(10,599,519)	1,032,639

Comprehensive income (loss)	$(20,711,986)	$2,442,941	$(45,859,411)	$(3,865,500)

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements.  In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in our opinion are necessary for a fair presentation of our financial position as of June 30, 2010 and December 31, 2009, and the results of operations for the three and six months ended June 30, 2010 and 2009 and cash flows for the six months ended June 30, 2010 and 2009.  These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC.  Interim results of operations are not necessarily indicative of the results to be expected for the full year.

Our functional currency is the U.S. dollar.  However, the functional currency of many of our subsidiaries is the Euro.  All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been translated to Euros (“EUR”) following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of June 30, 2010.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to statement of operations amounts, the average exchange rate for the given period is used.

Nature of the Business

Cayman I, a Cayman Islands exempted limited partnership, was formed October 18, 2006.  Cayman I and its consolidated subsidiaries were formed for the primary purpose of acquiring, managing and operating maritime vessels.  Our primary focus is on anchor-handling tug supply (“AHTS”) vessels, but we also purchased a non-controlling interest in two multipurpose bulk carrier vessels (“mini-bulkers”).  We are also authorized to engage in other activities if III to I International Maritime Solutions Cayman, Inc., a Cayman Islands exempted company with limited liability (“General Partner”), believes such activities will benefit our core business of shipping operations.  We are currently authorized to issue Class A, Class B, Class C and Class D limited partner units as well as general partner units.  To date we have issued Class A, Class B and Class D limited partner units and general partner units.  As of June 30, 2010, delivery of eight of our AHTS vessels had occurred from the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”) in Italy, and we had a contract to purchase one additional new AHTS vessel, which was under construction by Fincantieri.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

Delivery of eight AHTS vessels has occurred as follows:

AHTS SPV	Vessel Name	Date Delivered
6160 – MS Juist	UOS Atlantis	February 27, 2009
6161 – MS Norderney	UOS Challenger	May 28, 2009
6162 – Isle of Baltrum	UOS Columbia	October 2, 2009
6163 – Isle of Langeoog	UOS Discovery	February 16, 2010
6168 – Isle of Amrum	UOS Endeavour	March 11, 2010
6171 – Isle of Wangerooge	UOS Explorer	March 15, 2010
6172 – Isle of Neuwerk	UOS Freedom	June 29, 2010
6173 – Isle of Usedom	UOS Liberty	June 23, 2010

Initially, we owned approximately 96% of the units of I-A Suresh Capital Maritime Partners Limited, a limited liability company formed under the laws of Cyprus (our “Cyprus Subsidiary”).  On April 28, 2009, having received the proper approval from our limited partners, we underwent a reorganization in order to simplify our ownership structure, streamline the calculation of allocations and distributions by incorporating economic rights in our Partnership Agreement that formerly resided in the organizational documents of our Cyprus Subsidiary and simplify the financial statements by eliminating the non-controlling interest component related to the Cyprus Subsidiary.  As part of the reorganization approval, the reorganization was effective on April 1, 2009.  Pursuant to the reorganization, one of the non-controlling unitholders in our Cyprus Subsidiary contributed its units in the Cyprus Subsidiary for newly created Class D units of Cayman I.  The newly created Class D units are structured to represent, in total, substantially the same allocation rights in the results of operations and similar rights of control as the interest in the Cyprus Subsidiary which was the consideration for their issuance.  Our general partner, the other non-controlling unitholder, contributed its units in the Cyprus Subsidiary in exchange for the contribution by the other unitholder and the adoption of the Second Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”).  As a result of the reorganization, we now own 100% of our Cyprus Subsidiary.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

Profits and losses are allocated among our partners in accordance with the Partnership Agreement.  Distributions, based on available cash flows, will be made to the partners in accordance with the Partnership Agreement.  The Partnership Agreement entitles our general partner to a portion of all amounts which would otherwise be distributable to our Class A limited partners from distributions of cash flow provided by operations (but not from distributions of capital proceeds), which portion is equal to (i) ten percent until the limited partners have received returns up to the amount of their capital contributions, (ii) twenty percent until the limited partners have received returns equal to twice their capital contributions and (iii) thirty percent thereafter.

Significant Accounting Policies

Principles of Consolidation
The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under U.S. GAAP for complete financial statements   Significant intercompany balances and transactions have been eliminated.  We consolidate investments in entities in which we have a controlling interest.  Investments in unconsolidated entities where we have the ability to exercise significant influence over operating and financial policies (generally 20% to 50% ownership) are accounted for using the equity method.

Business Geographics
Non-U.S. operations accounted for 100% of our revenues.  Vessels will regularly move between countries in international waters.  It is therefore impracticable to assign revenues or earnings from operations by geographical area.

Segment Reporting
Our AHTS vessels, which are currently the only vessels which we consolidate in our operations, serve the same type of customer, participate equally in a common revenue sharing pool, have similar operations and maintenance requirements, operate in the same regulatory environment and are subject to similar economic characteristics.  Based on this, we have determined that we operate in one reportable segment.

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

Cash
We consider all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.  Our cash balance will from time to time include amounts which may be subject to the conditions under the agreement with Norddeutsche Landesbank Girozentrale (“Nord/LB”) for the senior loan facility (“Senior Loan”).  The Nord/LB Senior Loan conditions for each SPV prohibit us from making distributions unless payment of any delivered vessels’ operating costs and all amounts due and payable under the Senior Loan are secured for a 12 month period via either cash reserves or charter coverage.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

Due from Charterers
Customer obligations due under normal trade terms are recorded as due from charterers.  An allowance for doubtful accounts would represent our estimate of the amount of probable credit losses existing in our accounts receivable.  We have a limited number of customers with individually large amounts due at any given date.  Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.  We regularly review all aged accounts receivable for collectability and establish an allowance as necessary for individual customer balances.  As of June 30, 2010 and December 31, 2009, we had recorded no allowance for doubtful accounts.

Derivatives
We account for derivatives and derivatives classified as hedges in accordance with FASB ASC 815, Derivatives and Hedging.  All our derivative and hedge positions are stated at fair value on our consolidated balance sheet.

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

The costs of significant replacements, renewals or betterments will be capitalized over the shorter of the vessels’ and equipment’s remaining useful lives or the lives of the renewals or betterments.  The net book value of any asset component being replaced will be written off as part of vessel operating expenses.  Expenditures for routine maintenance and repairs are expensed as incurred.

Vessel construction in progress represents the cost of acquiring contracts to build vessels, installments paid to the shipyards, certain other payments made to third parties and capitalized interest costs incurred during the construction of each vessel until the vessel is substantially complete and ready for its intended use.

Impairment of Long-Lived Assets
We assess long-lived assets for recoverability in accordance with FASB ASC 360, Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  These evaluations for impairment are significantly impacted by estimates of revenues, costs, expenses and other factors.  If these assets are considered to be impaired, the impairment to be recognized is calculated as the excess of the asset’s carrying value over its fair value.  As of December 31, 2009, we evaluated our intentions with respect to the chemical tanker and determined that the asset was impaired.  We therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of this asset to zero in December 2009.  No indicators of potential impairment were noted for the period ended June 30, 2010.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

Deferred Loan Fees
Costs incurred in connection with the issuance of debt have been capitalized and are being amortized on an effective interest basis to interest expense over the life of the related debt agreements.  Deferred loan fees at June 30, 2010 and December 31, 2009 amounted to $2,956,736 and $3,554,818, respectively, net of accumulated amortization of $125,118 and $63,482, respectively.

Non-controlling Interest
The non-controlling interest in our consolidated balance sheet reflects the original investment by non-controlling unitholders in the consolidated subsidiaries along with their proportional share of the earnings or losses of the subsidiaries, which are consolidated in our financial statements, less any distributions received by them from our consolidated subsidiaries.  The non-controlling interest also receives a portion of the cumulative foreign currency translation adjustment and syndication costs.

Syndication Costs
Syndication costs are costs or fees incurred for financial services including, but not limited to, the procurement of equity at any level within Cayman I.  Such costs are netted against non-controlling interest and partners’ equity in proportion to the ownership of each class of partner.  See Note 6 for additional information.

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a charterer and we are responsible for all crewing, insurance and other operating expenses.  Time charters may be long term charters for six months to several years, or short-term charters, typically called “spot charters” measured in days or weeks.  Our AHTS SPVs participate in a pool arrangement with three SPVs to be owned by FLTC Fund I (“UOS AHTS Pool”) under which they will pool their revenue less voyage expenses (“Voyage Results”).  Revenue from charters, including any mobilization fees, is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Our pooling arrangement under the UOS AHTS Pool will not have any bearing on our revenue until such time as one of the vessels to be owned by FLTC Fund I is delivered and begins to participate in the UOS AHTS Pool, which is expected in the third quarter 2010.  After such time, our revenue will be recorded taking into account potential pool adjustments for the period.

Five customers represented 89.3% and 93.6%, respectively, of our revenue for the three and six months ended June 30, 2010.  During the three and six months ended June 30, 2009, two customers represented 100% of our revenue.

Other revenue (i.e. Fuel Revenue, Oil & Lube Revenue, etc.) is reported gross according to FASB ASC 605 Revenue Recognition, as we are the primary obligor in the arrangement.  Whether a supplier or our entity is responsible for providing the product or service desired by the charterer is a strong indicator of our entity’s role in the transaction. If we are responsible for fulfillment, including the acceptability of the products or services ordered or purchased by the charterer, that fact is a strong indicator that we have risks and rewards of a principal in the transaction and that we should record revenue gross based on the amount billed to the charterer. Representations (written or otherwise) made by our entity during marketing and the terms of the sales contract generally will provide evidence as to whether we or the supplier is responsible for fulfilling the ordered product or service. Due to these indications of our role as primary obligor, the revenue is recorded gross based on the amount billed to the charterer.

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

JUNE 30, 2010

(Unaudited)

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

German income taxes are accounted for under FASB ASC 740, Income Taxes, which requires an assets and liabilities approach to financial accounting and reporting for deferred income taxes.  Deferred income taxes and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances may be established to reduce deferred taxes to the amount expected to be realized.  We had no deferred taxes as of June 30, 2010 and December 31, 2009.

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

Recent Accounting Pronouncements

None.

2. Maritime Vessels

We committed to purchase nine AHTS vessels.  As of June 30, 2010, the construction and delivery of the first eight AHTS vessels was complete.  The estimated cost of each AHTS vessel ranges from $45,363,707 (EUR 37,159,000) to $51,999,976 (EUR 42,595,000) for a total commitment for the nine vessels of $439,914,059 (EUR 360,349,000).  Under the contracts, installments are due upon certain milestones being met during the construction.  Approximately 30% of the total construction costs require deposits, some of which are funded with equity while others have been or will be funded through draws on our former credit facility with Berenberg Bank, loans from Reederei Hartmann and their affiliates, and our Senior Loan.  Amounts drawn on our Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB.  A guarantee from Reederei Hartmann, our primary non-controlling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I, (“Hartmann Guarantee”) in the amount of $9,719,857 (EUR 7,961,875) and $46,014,645 (EUR 32,046,875) was outstanding at June 30, 2010 and December 31, 2009, respectively.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

As of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB, and these negotiations are ongoing.  The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Please refer to the full discussion regarding this issue in Note 4.  As of June 30, 2010 and December 31, 2009, we incurred $442,823,010 and $291,543,002, respectively, in connection with the acquisition of the AHTS vessels.  The remaining AHTS vessel was delivered in July 2010.  For additional information, please see Note 10. Subsequent Events.  Our AHTS vessel under construction is allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period.  The remaining balance of the interest incurred is expensed.  See Note 4 for additional information.

In addition to our AHTS vessels and our interests in the mini-bulkers, we entered into an agreement related to the potential acquisition of a chemical tanker, which would have been owned by Kronos Shipping I, Ltd. (“Kronos”).  On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, IMS Holdings placed an order for the chemical tanker through the Schulte Group for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment (“Schulte Group Facility”) and to facilitate a bank guarantee for the second installment payment of $8,300,000.  The Schulte Group formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker.  The equity of Anthos was to be assigned to Kronos upon repayment of the loan, retirement of the bank guarantee and payment of all fees due to the Schulte Group.  Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings, IMS Capital Partners, LLC (“IMS Capital Partners”) on behalf of Kronos.

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

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of similar vessels, on April 9, 2010, we elected to abandon our option to purchase the chemical tanker.  We recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907.  On April 9, 2010, we abandoned our option to acquire the tanker, and under the terms of the Amended MOA, we became subject to the $3,000,000 in liquidated damages and the principal balance of $5,300,000 due under the facility was extinguished, and we therefore recognized a gain on the extinguishment of debt of $5,300,000.  The result is a net loss between these two events of approximately $4,574,907, which in the end represents liquidating damages of $3,000,000, plus the loss of our capitalized costs approximating $1,574,907.  In addition, we recognized interest expense on the Schulte Group Facility for the period ended June 30, 2010 totaling $62,946.

Since that time, we have undertaken a review of the Schulte Group’s role in the acquisition of the tanker.  This review includes a review of their contractual responsibilities with respect to efforts to achieve pricing for the tanker consistent with market fluctuations, and their construction oversight for our vessels and the other pool vessels to assure that the shipyard was in a position to timely fulfill its responsibilities under the shipbuilding contracts, among other items.  Management is reviewing all options available to us should we determine that further action is required against either the Schulte Group, Conway Shipping I, Ltd, or the Hanseatic Tanker Pool.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

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

The following presents summarized financial information for the unconsolidated entities, in dollars:

	June 30,	December 31,
	2010	2009

Assets	$23,559,747	$24,901,430

Liabilities	$18,838,142	$18,722,777
Equity	4,721,605	6,178,653
Total liabilities and equity	$23,559,747	$24,901,430

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

For the Period
Revenue	$2,645,184	$1,004,357	$4,490,016	$3,034,446
Expenses	(2,992,076)	(1,386,377)	(5,079,636)	(3,665,118)
Net loss	$(346,892)	$(382,020)	$(589,620)	$(630,672)

Interest in net loss of unconsolidated entities	$(169,978)	$(186,270)	$(288,914)	$(309,029)

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

The difference of $42,679 between the amount at which the investment is reflected on our consolidated balance sheet as of June 30, 2010, $2,270,907, and 49% of the equity shown on the financial information above, $2,313,586, is related to the difference in the rates utilized to translate the equity accounts and the investment in unconsolidated entities on our consolidated balance sheet at June 30, 2010.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

For the period ended December 31, 2009, the difference of $50,108 between the amount at which the investment is reflected on our consolidated balance sheet as of December 31, 2009, $2,977,432, and 49% of the equity shown on the financial information above, $3,027,540, is related to the difference in the rates utilized to translate the equity accounts and the investment in unconsolidated entities on our consolidated balance sheet at December 31, 2009.

4. Long-Term Debt

	June 30,	December 31,
	2010	2009

RHKG Loan Agreements	$27,809,824	$7,617,990
Hartmann Loan Agreement	8,081,696	-
Nord/LB Facility	329,808,657	145,468,080
Schulte Group Facility	-	5,300,000
Total debt	365,700,177	158,386,070
Current portion of long-term debt	(28,523,987)	(17,858,391)
Total debt classified as long-term	$337,176,190	$140,527,679

RHKG Loan Agreements

In late January 2010 and in March 2010, our German Subsidiary entered into four loan agreements with Reederei Hartmann, which is the primary non-controlling interest holder of our AHTS SPVs (the “RHKG Loan Agreements”).  Each of the individual agreements is separately related to a corresponding AHTS SPV, and provides for loans (“RHKG Loans”) equal to the remaining amount of capital outstanding from our German Subsidiary to the AHTS SPV to which the agreement relates.  The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV results in our satisfying the capital contribution in the full amount called for under the company agreement of the respective AHTS SPVs.

The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability is the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.  The original proceeds are stated below:

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

The RHKG Loan Agreements mature five years from the date of signing.  The agreements call for interest to be calculated at 6% per annum, due annually at each anniversary date of signing.  There is no penalty for pre-payment of all or any portion of the loans prior to the end of the respective loan periods.  The terms of the agreements include the granting of a security interest in our ownership interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.

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

During the three and six months ended June 30, 2010, we incurred interest expense of $436,043 (EUR 341,700) and $692,560 (EUR 520,526), respectively, related to the RHKG Loan Agreements.  Accrued interest of $732,786 (EUR 600,251) was outstanding at June 30, 2010.

Hartmann Loan

On June 17, 2010, our German Subsidiary entered into a loan agreement with Captain Alfred Hartmann (“Capt. Hartmann”), who is the chairman of the board for Hartmann AG, which is a member of the Hartmann Group (“Hartmann Loan Agreement”).  Reederei Hartmann GmbH & Co., KG and certain other members of the Hartmann Group are the non-controlling interest holders of our AHTS SPVs, each of which holds an AHTS vessel.  Pursuant to the Hartmann Loan Agreement, our German Subsidiary received proceeds of $8,147,896 (EUR 6,620,000).  The loan proceeds (“Hartmann Loan”) were paid to the three AHTS SPVs which had not yet had their vessels delivered to them, and resulted in the recognition of capital contributions from our German Subsidiary to our AHTS SPVs Isle of Sylt, Isle of Neuwerk, and Isle of Usedom, totaling $2,338,520 (EUR 1,900,000), $2,584,680 (EUR 2,100,000), and $3,224,696 (EUR 2,620,000), respectively.

These capital contributions allowed us to draw on the Senior Loan Facility, and as a result, the vessels UOS Liberty and UOS Freedom were delivered on June 23 and June 29, 2010, respectively, to our AHTS SPVs Isle of Usedom and Isle of Neuwerk.

The Hartmann Loan Agreement matures 5 years from the date of signing.  The agreement calls for interest to be calculated at 6% per annum, due annually at the anniversary of the date of signing.  There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period.  The terms of the agreement include the granting of a security interest in our ownership interest in the corresponding AHTS SPVs, and in the dividends from the AHTS SPVs arising from the pro-rata percentage of the loan amount as compared to our total share capital.

We are subject to various warranties, representations, and covenants under the Hartmann Loan Agreement, such as limitations on our entering into asset dispositions or restructuring arrangements unreasonably detrimental to Hartmann’s security interest in the AHTS SPVs, and the reserving of distributions received from an involved AHTS SPV for repayment of the Hartmann Loan Agreement.

During the three and six months ended June 30, 2010, we incurred interest expense of $18,303 (EUR 14,343).  Accrued interest of $17,510 (EUR 14,343) was outstanding at June 30, 2010.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

Nord/LB Facility

On December 19, 2008, we entered into a $513,431,856 (EUR 420,570,000) Senior Loan with Nord/LB as administrative agent, with a term of 12 years from the delivery of each AHTS vessel.  The proceeds from the loan were initially to be used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV.  A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $102,686,371 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years.  However, in no case can the total loans be in excess of 75% of the aggregate costs of all ships covered by the Senior Loan.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus the three AHTS vessels being purchased by FLTC Fund I.  The 12 ships serve individually and collectively as the collateral for the Senior Loan.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $12,208 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, is $6,104 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.  There is also a financial guarantee for up to 70% of the loan balance issued by SACE.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate.  For the portion of the Senior Loan not guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost to be determined prior to each drawdown.  For the portion of the Senior Loan that is guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum.  With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum.  Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation.  Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,220,800 (EUR 1,000,000).  If interest incurred exceeds $1,220,800 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

On January 31, 2009, in order to comply with the conditions of the Senior Loan, we passed a Resolution increasing the total share capital of one of our AHTS SPVs, Isle of Usedom, from $17,378,550 (EUR 13,500,000) to $48,917,400 (EUR 38,000,000) based on the exchange rate at January 31, 2009.  This resulted in an increase in our capital commitment to Isle of Usedom from $12,360,600 (EUR 10,125,000) to $34,792,800 (EUR 28,500,000), based on current exchange rates.

Amounts drawn on the Pre-Delivery Facility of the Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility.  The Hartmann Guarantee in the amount of $9,719,857 (EUR 7,961,875) and $45,932,786 (EUR 32,046,875) was outstanding at June 30, 2010 and December 31, 2009, respectively.

At December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.  The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Nord/LB delayed our ability to make draws on the Pre-Delivery Facility under the Senior Loan, resulting in our being unable to make timely progress payments to Fincantieri.  Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts with respect to the remaining vessels to be delivered had not been paid.   The resolution to this situation is ongoing, and the recent deliveries involved the granting of loans from Reederei Hartmann and their affiliate to our German Subsidiary under the RHKG and Hartmann Loan Agreements described above.  In addition, the shipbuilding contracts for those vessels were amended to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the six-month EURIBOR plus 2%, currently 3.04%.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

The drawdowns on the Senior Loan to date as of June 30, 2010 are as follows:

AHTS SPV	AHTS Vessel	Date of Drawdown	Proceeds
MS Juist	UOS Atlantis	February 25, 2009	$44,689,067
MS Norderney	UOS Challenger	May 25, 2009	$49,080,519
Isle of Baltrum	UOS Columbia	October 2, 2009	$51,120,284
Isle of Langeoog	UOS Discovery	February 15, 2010	$47,790,771
Isle of Amrum	UOS Endeavour	March 10, 2010	$47,629,553
Isle of Wangerooge	UOS Explorer	March 12, 2010	$47,871,380
Isle of Neuwerk	UOS Freedom	June 25, 2010	$43,175,015
Isle of Usedom	UOS Liberty	June 22, 2010	$43,413,338

At June 30, 2010 and December 31, 2009, a total of $329,808,657 (EUR 270,157,812) and $145,468,080 (EUR 101,491,719), respectively, was outstanding under the Senior Loan with an effective interest rate of 2.584% and 2.791%, respectively.  The outstanding balance will be due in full in February 2021.  During the three and six months ended June 30, 2010 and 2009, we incurred interest of $2,046,973 (EUR 1,604,085) and $3,319,903 (EUR 2,495,230) and $549,278 (EUR 403,258) and $706,910 (EUR 529,441), respectively, related to the drawdowns on the Senior Loan.

A guarantee commission of 1.375% per annum was due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $292,992,000 (EUR 240,000,000).  The guarantee commission was due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made.

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

Deutsche Schiffsbank Facility/ Schulte Group Facility
On November 20, 2008, Kronos entered into a $30,000,000 credit facility (“Deutsche Schiffsbank Facility”) with Deutsche Schiffsbank Aktiengesellschaft (“Deutsche Schiffsbank”), in preparation for the potential acquisition of a chemical tanker.  The Deutsche Schiffsbank Facility also provided for a related guarantee facility of up to $16,320,000 under which Deutsche Schiffsbank would have issued two separate guarantees in favor of the sellers of the chemical tanker, Nantong Mingde Heavy Industry Stock Co., Ltd. and Jiangxi Topsky Technology Co. Ltd. (“Nantong Mingde”).  The Deutsche Schiffsbank Facility was to be drawn in multiple advances with proceeds used to fund the construction and acquisition of the chemical tanker.  Anthos is the current owner of the contract to purchase the chemical tanker.  We previously anticipated taking ownership of Anthos upon fulfilling the terms of the Amended MOA.  Each pre-delivery advance would have been required to be repaid in full upon delivery of the chemical tanker to Anthos, but no later than March 31, 2012.  Additionally, each delivery advance would have been repaid in 40 quarterly installments of $500,000 with a balloon installment in the amount of $10,000,000 payable at the time of the final $500,000 installment, which can be no later than March 31, 2022.

Interest on the Deutsche Schiffsbank Facility would have been paid in arrears on the last day of each applicable interest period.  In the event the interest period were longer than six months, interest would have been paid every six months during such interest period and on the last day of any such interest period.  Interest on the borrowings would have been based upon LIBOR, plus 1.4% per annum during each interest period.

Pursuant to the terms of the Deutsche Schiffsbank Facility, an arrangement fee of $120,000 was earned and due as of the acceptance of the financing commitment.  Additionally, in relation to the advances and the guarantee facility, a commitment fee of 0.3% per annum on the daily undrawn amount of such advance and unutilized amount of the guarantee facility accrues from the date of the Deutsche Schiffsbank Facility to and including the date of payment thereof.  Such fee was to be payable quarterly in arrears and on the last day of the commitment period applicable to such advance.  Further, a guarantee commission would have been payable quarterly in arrears at a rate equal to 1.4% per annum on the daily average maximum amount of the liabilities and obligations of Deutsche Schiffsbank under or pursuant to the guarantees to be issued by Deutsche Schiffsbank in favor of the sellers of the chemical tanker.  There were no guarantees outstanding at June 30, 2010 and 2009.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

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

We would have been subject to various covenants associated with the Deutsche Schiffsbank Facility, under which we were required to obtain consent of Deutsche Schiffsbank to carry out transactions including, but not limited to:

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

IMS Holdings repaid $3,000,000 of the Schulte Group Facility through its affiliate by January 15, 2008, in compliance with the terms of the MOA.  As a result of amendments to the original MOA, the term of the loan and bank guarantee was extended through July 30, 2010.  The amendment to the original MOA also increased the interest rate and the possible liquidated damages, required us to pay a lump sum amount of $200,000 as a fee for providing the extension of the bank guarantee, waived any prior default and clarified certain other terms of the original MOA.  As part of the changes, the parties to the MOA were formally changed to be between Kronos in place of IMS Holdings and Conway Shipping Co. Ltd (“Conway”) in place of the Schulte Group.  The interest on the Schulte Group Facility is based on the three-month US LIBOR rate plus a margin of 4.50%

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of similar vessels, we recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset to zero.  Through June 30, 2010, we have incurred $9,798,915 in deposits, interest, and capitalized costs and $233,801 in deferred loan fees in connection with the option to acquire the chemical tanker, of which $62,946 was recorded as interest expense for the period ended June 30, 2010, per FASB ASC 825 Financial Instruments and the remainder was impaired as of December 31, 2009.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

On April 9, 2010, we elected to abandon our option to purchase the chemical tanker.  Under the terms of the Amended MOA, the principal balance due under the Schulte Group Facility of $5,300,000 was extinguished, and we became subject to the $3,000,000 in liquidated damages.

As we have abandoned our option to purchase the chemical tanker, we do not intend to utilize the Deutsche Schiffsbank Facility.

A summary of the total interest incurred, capitalized and expensed is shown below:

	Three Months Ended		Six Months Ended
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Interest capitalized to vessel construction in progress:
Beginning of period	$2,448,095	$3,652,207	$4,581,469	$3,448,928
Currency translation change related to beginning balance	(543,719)	205,512	(926,546)	(11,988)
Interest incurred	4,624,863	1,390,239	7,469,802	2,434,519
Interest expense	(4,187,676)	(1,217,010)	(5,896,730)	(1,840,511)
Amount reclassed to delivered vessels	(1,258,388)	(1,158,779)	(4,144,820)	(1,158,779)
End of period	$1,083,175	$2,872,169	$1,083,175	$2,872,169

Interest paid	$3,656,186	$1,304,429	$4,977,027	$5,011,155
Interest added to principal on borrowings	$-	$173,230	$-	$594,009

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

On March 6, 2009 and March 11, 2009, respectively, two of our AHTS SPVs, MS Juist and MS Norderney, entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The original notional amount of these forward currency exchange contracts was $10,800,000 and $7,500,000, respectively.  The contract for MS Juist covered the one year period beginning May 26, 2009 and the contract for MS Norderney covered the period from May 20, 2009 through November 26, 2009.  These contracts were not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

Between March 27, 2009 and May 25,2009, our AHTS SPVs entered into interest rate swap agreements, which began between February 2010 and March 20, 2010 and expire between February 2019 and April 2020, in order to hedge the risk of rising interest rates related to the Senior Loan, which is based on the three-month EURIBOR rate.  The total notional value of these agreements is $369,029,147 (EUR 302,284,688) at June 30, 2010.  Through these agreements, we have effectively fixed our debt service cost related to our AHTS SPVs for the period covered by the agreement at rates between 3.465% and 3.885% plus the applicable margin and funding costs.  By entering into these interest rate swap agreements, we are protecting against interest rate fluctuations on the variable three-month EURIBOR rate component of the outstanding borrowings under our Senior Loan which matures in February 2021.  The interest rate swaps contain no credit-risk-related contingent features and are not collateralized.  These instruments are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

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

On May 11 and May 22, 2009, our AHTS SPVs entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The forward currency exchange contracts, which have been designated for hedge accounting under FASB ASC 815, Derivatives and Hedging, have a notional value totaling $97,200,000 at June 30, 2010.  The contracts run from December 2009 through December 2011.

On March 3, 2010, our AHTS SPVs entered into forward exchange contracts to adjust for anticipated currency needs between USD and EUR.  The notional value of the contracts totals $24,300,000 at June 30, 2010.  The contracts run from April 2010 through December 2011.  These contracts are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

The fair value of our derivative instruments as of June 30, 2010 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$-	$-	$6,452,466	$3,281,031

Not designated as hedging instruments:
Forward currency exchange contracts	1,679,556	864,012	-	-
Interest rate swap agreements	-	-	7,944,281	17,530,664

Total derivatives	$1,679,556	$864,012	$14,396,747	$20,811,695

The fair value of our derivative instruments as of December 31, 2009 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$2,271,928	$2,797,433	$-	$-

Not designated as hedging instruments:
Forward currency exchange contracts	501,892	-	-	-
Interest rate swap agreements	-	-	4,522,274	5,007,963

Total derivatives	$2,773,820	$2,797,433	$4,522,274	$5,007,963

For the three and six months ended June 30, 2010 and 2009, we recognized net gains and (losses) on derivative instruments in our consolidated statement of operations as follows:

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivatives by hedge designation	Classification of gains (losses)	2010	2009	2010	2009
Designated as hedging instruments:
Cash flow hedges:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$(617,428)	$(74,468)	$(604,903)	$(74,468)

Not designated as hedging instruments:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$2,464,501	$1,058,190	$2,680,893	$1,518,483
Interest rate swap agreements - Unmatured	Loss on interest rate swaps	$(8,251,299)	$(3,039,954)	$(18,917,397)	$(3,568,139)
Interest rate swap agreements - Close-to-Maturity and Matured	Interest expense	$(2,147,268)	$-	$(2,147,268)	$-

For the three and six months ended June 30, 2010, the foreign currency transaction loss related to forward currency exchange contracts designated as cash flow hedges was $617,428 and $604,903, respectively, of which a gain of $57,864 and $76,690 is related to the fair value of the ineffective portion of the forward currency exchange contracts, offset by a loss of $675,292 and $681,593 related to matured contracts.  As the contracts mature, the fair value amounts related to the effective portion of the foreign currency forward exchange contracts, which are currently recorded as Accumulated other comprehensive income, will be recorded to our consolidated statement of operations under Foreign currency transaction gain (loss).  The current effective loss portion of $6,471,812 (EUR 5,301,288) is expected to be reclassified into net income in this manner within the next twelve months.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

For the three and six months ended June 30, 2009, the foreign currency transaction loss related to forward currency exchange contracts designated as cash flow hedges was $74,468, which is related to the fair value of the ineffective portion of the forward currency exchange contracts.

For the three and six months ended June 30, 2010, the foreign currency transaction gain related to derivatives not designated as hedging instruments is $2,464,501 and $2,680,893, respectively.  Of these amounts, a gain of $115,220 and a loss of $91,237, respectively is related the forward currency exchange contracts not designated as hedging instruments which have matured, and the residual gain of $2,349,281 and $2,772,130, respectively is due to the change in fair value of the remaining contracts.

For the three and six months ended June 30, 2009, the foreign currency transaction gain related to derivatives not designated as hedging instruments is $1,058,190 and $1,518,483, respectively.  Included in both of these amounts is a gain of $195,762, which is related to the matured contracts not designated as hedging instruments.  The residual gain for the three and six months ended June 30, 2009 of $862,428 and $1,322,721, respectively is due to the fair value of the remaining contracts.

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

Effective January 1, 2007, the terms of the Management Agreement were amended.  We entered into a letter agreement with SCMH (“Letter Agreement”) which replaced the Management Agreement.  The Letter Agreement provided for us to advance funds as a loan, which are unsecured, totaling $3,237,500 to SCMH on a quarterly basis.  The Letter Agreement provided for repayment of the advances with interest at a rate equal to 5% per annum.  As of June 30, 2010 and December 31, 2009, the amount receivable from SCMH in connection with the Letter Agreement was $898,016 and $1,842,324 , respectively, including accrued interest of $240,200 and $209,340, respectively.  During the three and six months ended June 30, 2010 and 2009, we recognized interest income of $14,088 and $30,860 and $24,522 and $45,203, respectively related to the advances to SCMH.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

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

On March 15, 2010, an additional $31,000 was loaned by us to IMS Holdings, our general partner.  As of June 30, 2010, we had amounts receivable of $141,782, including accrued interest income of $10,745, from IMS Holdings related to these short-term advances.  During the three and six months ended June 30, 2010, we recognized interest income of $2,621 and $4,743.  This outstanding balance as of June 30, 2010 is unrelated to the chemical tanker.

During October 2008, we were advanced $1,000,000 in the form of a loan from III:I Emerging Market Partners Real Estate Investment Fund I, L.P. (“EMP Fund I”), an affiliate of our General Partner.  This loan, which is unsecured, bears interest at a rate of 12% and matures in October 2010.  In connection with this loan, we paid a $20,000 commitment fee to EMP Fund I upon execution of the promissory note.  This fee was included in interest expense on our consolidated statement of operations.  The loan balance at June 30, 2010 and December 31, 2009 was $457,500 and $477,500, respectively.  $5,714 and $59,338 of interest was accrued at June 30, 2010 and December 31, 2009.  During the three and six months ended June 30, 2010 and 2009, we incurred interest of $17,141 and $34,282 and $22,391 and $51,439, respectively.

During December 2008, we were advanced $250,000 in the form of a loan from III to I Financial Management Research, L.P., an affiliate of our General Partner.  This loan, which is unsecured, bears interest at a rate of 12% and matures in December 2018.  As of June 30, 2010 and December 31, 2009, the loan is paid in full.  During the three and six months ended June 30, 2009, we incurred interest of $3,660 and $4,542, respectively related to this loan.

In May 2007, the AHTS SPVs entered into a ship management agreement with Hartmann Offshore, an affiliate of Reederei Hartmann, the non-controlling interest owner of the AHTS SPVs.  The fees are included in vessel operating expenses.  For the three and six months ended June 30, 2010 and 2009, we incurred $477,823 (EUR 374,440) and $805,173 (EUR 605,166) and $179,206 (EUR 131,566) and $207,063 (EUR 155,080), respectively.

The AHTS SPVs pay technical and commercial management fees to Hartmann Offshore.  These fees are included in vessel construction in progress or vessels on our consolidated balance sheet, and as of June 30, 2010 and December 31, 2009 were $5,341,000 (EUR 4,375,000) and $5,195,713 (EUR 3,625,000), respectively.

The AHTS SPVs pay construction fees to Hartmann Offshore.  These fees are included in vessel construction in progress or vessels on our consolidated balance sheet, and as of June 30, 2010 and December 31, 2009 totaled $2,594,200 (EUR 2,125,000) and $2,149,950 (EUR 1,500,000), respectively.

Each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee will provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $610,400 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited, all of which are affiliates of SCMH.  As of June 30, 2010 and December 31, 2009, we incurred to date $4,005,750 (EUR 3,281,250) and $3,896,784 (EUR 2,718,750), respectively, in syndication costs.  These costs are translated using historical rates and they are included as an offset to non-controlling interest and partners’ equity on our consolidated balance sheet.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

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

The estimated fair value of cash, due from charterers, accounts payable, accrued interest, related party receivables and payables approximate their carrying amounts due to the relatively short period to maturity of these instruments.  The estimated fair value of all debt as of June 30, 2010 and December 31, 2009 approximated the carrying value since the draws on the Senior Loan incur interest at a variable rate and mature every three months, and our RHKG and Hartman loans were issued at fixed rates which are comparable to rates available in the market as of June 30, 2010 given similar collateral arrangements.  The estimates presented are not necessarily indicative of the amounts that would be realized in a current market exchange.

The fair value of the interest rate swaps and the forward currency exchange contracts discussed in Note 5 are included in current and long-term derivative assets and liabilities in our consolidated balance sheet.  The fair value of the interest rate swap (used for non-speculative purposes) is based on the relative fair values of the discounted future stream of interest payments under the original floating interest facility using rates derived based on a forward curve of the three-month EURIBOR, upon which the terms of the Senior Loan are based, versus the future interest payments due under the fixed rate obtained in the interest rate swap agreement of 3.748%.  The fair values of the forward currency exchange contracts are based on the relative exchange rates per the forward currency exchange contracts versus the forward exchange rate curve as of June 30, 2010.  The fair values of the derivative instruments are determined with reference to observable rates which are commonly quoted on a forward basis, and are therefore classified as Level 2 items.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
Our assets and liabilities as of June 30, 2010 and December 31, 2009 that are measured at fair value on a recurring basis are summarized below (in dollars):

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$2,543,568	$-	$2,543,568

Liabilities
Forward currency exchange contracts	$-	$9,733,497	$-	$9,733,497
Interest rate swap agreements	$-	$25,474,945	$-	$25,474,945

		December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$5,571,253	$-	$5,571,253

Liabilities
Interest rate swap agreements	$-	$9,530,237	$-	$9,530,237

8. Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of June 30, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

9. Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Unrealized (loss) gain on forward currency exchange contract hedge	$(8,096,932)	$2,753,107	$(14,121,644)	$2,753,107
Foreign currency translation adjustment	(5,853,573)	1,954,609	(10,599,519)	1,032,639
Other comprehensive (loss) income	(13,950,505)	4,707,716	(24,721,163)	3,785,746
Less other comprehensive loss (income) attributable to non-controlling
interest	5,174,789	(1,429,474)	6,908,926	(375,577)
Other comprehensive (loss) income attributable to III to I Maritime
Partners Cayman I, L.P.	$(8,775,716)	$3,278,242	$(17,812,237)	$3,410,169

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)

Accumulated other comprehensive income in the partners’ equity section of the consolidated balance sheets includes:

	June 30,	December 31,
	2010	2009

Unrealized (loss) income on forward currency exchange contract hedge	$(6,766,810)	$3,824,423
Foreign currency translation adjustment	(4,588,570)	2,632,434
Accumulated other comprehensive (loss) income	$(11,355,380)	$6,456,857

10. Subsequent Events

On June 17, 2010, our German Subsidiary entered into the Hartmann Loan Agreement described in Note 4.  The proceeds from the Hartmann Loan allowed us to make a capital contribution to our AHTS SPV Isle of Sylt, which allowed us to draw on the Senior Loan Facility.  As a result, the vessel UOS Enterprise, the last of our nine AHTS vessels, was delivered on July 2, 2010 to our AHTS SPV Isle of Sylt.  Our commercial manager, UOS, is currently pursuing opportunities with charterers for this vessel.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our operating results for the three and six months ended June 30, 2010 and 2009.  This report represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009.  Accordingly, the following discussion should be read in conjunction with the information included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”), and with our unaudited consolidated financial statements and related notes as presented in this Form 10-Q under Part I, Item 1. Financial Statements.

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

Our functional currency is the U.S. dollar.  However, the functional currency of many of our subsidiaries is the Euro.  All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been restated in Euros (“EUR”) following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of June 30, 2010.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Overview

The partnership is a Cayman Islands exempted limited partnership formed in October 2006 with III to I International Maritime Solutions Cayman, Inc., a Cayman Islands exempted company with limited liability, as our general partner.  Through our subsidiaries, we own majority interests in nine anchor-handling tug supply (“AHTS”) vessels, and non-controlling interests in two multipurpose bulk carrier vessels (“mini-bulkers”), all of which are currently in operation.

AHTS Vessels
Our first three AHTS vessels were delivered in 2009, and the remaining six AHTS vessels were delivered in 2010.

Our AHTS vessels generally operate under time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or longer-term charters, which typically range from one to three years, including renewal options.

Our AHTS vessels under longer term charters are:
•	UOS Atlantis, under charter through March 2011,
•	UOS Challenger, under charter through December 31, 2010,
•	UOS Columbia, which is now operating under the first 90 day extension of its original three month charter, with potential one day extensions from August through November 2010, and
•	UOS Explorer, under charter through December 2010, with a possible six month extension through June 2011.

The UOS Freedom and UOS Enterprise, delivered June 29 and July 2, 2010, respectively, are not yet under charter.

The average charter rate per day of our longer-term charters in place at June 30, 2010 was $31,125 per day.  Our most recently delivered vessels, which were delivered on June 23, June 29, and July 2, 2010, are not currently under charter.  Considering our eight AHTS vessels delivered as of June 30, 2010, the average longer-term charter rate per day, factoring in the utilization of our vessels, was $23,407 and $24,275 per day, respectively, for the three and six month period ended June 30, 2010.

Our vessels working in the spot market include:

•	UOS Discovery, working in the Australasia spot market, and
•	UOS Endeavour, working in the North Sea spot market.

The UOS Liberty, delivered June 23, 2010, is in route to the North Sea, and will join the UOS Endeavour in the North Sea spot market.

The average spot charter rate per day experienced by the two vessels was $33,504 for the three and six months ended June 30, 2010.  The average spot charter rate per day, factoring in the utilization to consider the effect of off-hire days experienced by the vessels during the three and six months ended June 30, 2010, was $15,202.

Each of the special purposes entities (“SPVs”) holding one of our AHTS vessels (each an “AHTS SPV”) has entered into a ship management agreement with Hartmann Offshore for the management of its respective vessel.  The commercial management of the vessel under this agreement has been sub-contracted to United Offshore Support GmbH & Co. KG (“UOS”).  Affiliates of the Hartmann Group collectively own the remaining ownership of our AHTS vessels.

The AHTS vessel industry supports the exploration, development and production stages of offshore oil and gas drilling.  Our AHTS vessels are specialized vessels built to tow deepwater drilling rigs into position and deploy and recover the mooring systems for the rig.  The vessels may also be used for rig and platform supply, transportation of bulk and deck cargo and in emergency situations such as fire-fighting, evacuation of personnel or oil recovery operations.  The market for our AHTS vessels, which currently represents the majority of our operations, is dependent upon the numerous factors which drive demand for offshore oil and gas exploration and development.  This demand is ultimately tied to oil and gas prices that are determined by the supply and demand relationship for oil.

Our AHTS vessels could support offshore deep sea oil and gas drilling in any of the following locations:  the North Sea, Gulf of Mexico, Mediterranean Sea, Brazil, Indian Ocean, West Africa, Southeast Asia and Australia.  They will generally be available to work worldwide, with the exception of the United States due to Jones Act restrictions.

In March 2009, we entered into an agreement (“AHTS Pool Agreement”) with United Offshore Support GmbH & Co. KG (“UOS”), an affiliate of Hartmann Offshore and a member of the Hartmann Group, to participate in a revenue pool comprised of our nine AHTS SPVs and three AHTS SPVs owned by our affiliate, FLTC Fund I (the “Pool Members,” together the “UOS AHTS Pool”).  The agreement names UOS as the “Pool Manager,” with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement.  Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its revenue less voyage expenses (“Voyage Results”) with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business.  The AHTS Pool Agreement will have no effect on our consolidated revenues until such time one or more of the FLTC Fund I vessels are placed in service, which is expected to occur in September 2010.  Under these arrangements, our AHTS SPVs will typically be responsible for their individual vessel operating expenses such as crew costs, class costs, insurance on the vessel and routine maintenance.  Class costs represent the cost of maintaining our vessels to the level which permits them to obtain annual quality certificates applicable to the AHTS vessel class, mandatory inspections every two and one half years and dry docking, which is mandatory every five years.  Crew costs represent the cost of employing the crews, including wages, which operate the vessel.

AHTS Vessel Net Daily Earnings
Under these arrangements, our AHTS SPVs are typically responsible for the vessel’s operating expenses such as crew wages, class costs, insurance on the vessel and routine maintenance, as well as management fees as described below.  A vessel’s net daily earnings consists of the revenue earned under that vessel’s charters, less that vessel’s operating expenses, which does not include interest expense on acquisition debt.  Results are adjusted for increases (decreases) in revenue resulting from the pooling agreement.  A description of the current AHTS vessels and their net daily earnings during the three and six months ended June 30, 2010, is set forth below.

•
UOS Atlantis – Our AHTS vessel, UOS Atlantis, began operating under charter on March 15, 2009, and continues under an extension of the original charter.  Our net daily earnings (deficit) for UOS Atlantis averaged $12,815 and $14,475, respectively, for the three and six months ended June 30, 2010.  Included in this vessel’s revenue are pooling adjustments totaling ($1,256,462) and ($1,692,403) respectively, for the three and six months ended June 30, 2010.  Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $144,519 and $269,786, respectively, for the three and six months ended June 30, 2010.  In addition to the vessel operating expenses included in the net daily earnings, we recognized $664,794 and $1,354,726, respectively, of depreciation expense for the three and six months ended June 30, 2010.

•
UOS Challenger – Our AHTS vessel, UOS Challenger, was placed in service upon delivery on May 28, 2009, and began operating under an extension of its original May 2009 charter in February 2010.  Our net daily earnings (deficit) for UOS Challenger averaged $2,714 and $12,817, respectively, for the three and six months ended June 30, 2010.  Included in this vessel’s revenue are pooling adjustments totaling ($2,081,986) and ($2,737,564), respectively, for the three and six months ended June 30, 2010.  Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $122,958 and $277,472, respectively, for the three and six months ended June 30, 2010.  In addition to the vessel operating expenses included in the net daily earnings, we recognized $674,136 and $1,380,103, respectively, of depreciation expense for the three and six months ended June 30, 2010.

•
UOS Columbia – Our AHTS vessel, UOS Columbia, was delivered in 2009 and began operating under an extension of its original February 2010 charter in May 2010.  This charter includes the potential for ninety one-day extensions.  Our net daily earnings (deficit) for UOS Columbia averaged $40,787 and $29,265 for the three and six months ended June 30, 2010.  Included in this vessel’s revenue are pooling adjustments totaling $2,984,850 and $4,054,963, respectively, for the three and six months ended June 30, 2010.  Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $69,941 and $111,526 for the three and six months ended June 30, 2010.  In addition to the vessel operating expenses included in the net daily earnings, we recognized $674,516 and $1,391,333 of depreciation expense for the three and six months ended June 30, 2010.

•
UOS Discovery – Our AHTS vessel, UOS Discovery, was delivered on February 16, 2010, and began operating under a short-term charter in May 2010.  Our net daily earnings (deficit) for UOS Discovery averaged ($10,423) and ($15,857) for the three and six months ended June 30, 2010.  Included in this vessel’s revenue are pooling adjustments totaling ($330,198) for the three and six months ended June 30, 2010.  Included in this vessel’s operating expenses is fuel cost of $1,019,879 for initial fueling of the tanks and for the vessel’s journey to the Australasia area, where it is currently located.  Included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $71,442 for the three and six months ended June 30, 2010.  In addition to the vessel operating expenses included in the net daily earnings, we recognized $680,110 and $1,044,175 of depreciation expense for the three and six months ended June 30, 2010.

•
UOS Endeavour – Our AHTS vessel, UOS Endeavour, was delivered on March 11, 2010, and we placed the vessel in the North Sea spot market.  Our net daily earnings (deficit) for UOS Endeavour averaged $9,650 and $335 for the three and six months ended June 30, 2010.  Included in this vessel’s revenue are pooling adjustments totaling $731,169 for the three and six months ended June 30, 2010.  Included in this vessel’s operating expenses is fuel cost of $724,972 for initial fueling of the tanks for the journey to the North Sea, and management fees paid to Hartmann Offshore totaling $54,065 for the three and six months ended June 30, 2010.  In addition to the vessel operating expenses included in the net daily earnings, we recognized $732,757 and $940,303 of depreciation expense for the three and six months ended June 30, 2010.  The vessel did not perform under its first spot charter until April, and has performed under eight spot charters since that date.  During the three months ending June 30, 2010, the vessel was employed for 43 days at daily rates varying from $13,000 to $46,875.  This volatility in rates is consistent with our expectations for the North Sea spot market at this time.

•
UOS Enterprise – Our AHTS vessel, UOS Enterprise, was delivered on July 2, 2010, and is not currently under charter.  As the vessel was not delivered until July 2, the vessel incurred no management fees as no charter revenue was earned, and no depreciation expense was recognized during the three and six months ended June 30, 2010.

•
UOS Explorer – Our AHTS vessel, UOS Explorer, was delivered on March 15, 2010, and began operating under a charter in June 2010. Our net daily earnings (deficit) for UOS Explorer averaged ($11,004) and ($12,780) for the three and six months ended June 30, 2010, which represented 108 days in service.  Included in this vessel’s operating expenses is fuel cost of $610,146 for initial fueling of the tanks, and net pooling expense totaling $36,150 for the three and six months ended June 30, 2010.  Also included in this vessel’s operating expenses are management fees paid to Hartmann Offshore totaling $20,884 for the three and six months ended June 30, 2010.  In addition to the vessel operating expenses included in the net daily earnings, we recognized $746,429 and $940,743 of depreciation expense for the three and six months ended June 30, 2010.

•
UOS Freedom – Our AHTS vessel, UOS Freedom, was delivered on June 29, 2010, and was not under charter as of June 30, 2010.  The vessel is slated to join the UOS Endeavour in the North Sea spot market in the third quarter of 2010.  Our net daily earnings (deficit) for UOS Freedom averaged ($129,801) for the three and six months ended June 30, 2010, which represents two days in service.  No management fees were paid to Hartmann Offshore during the three and six months ended June 30, 2010, as no charter revenue was earned during the period.  In addition to the vessel operating expenses included in the net daily earnings, we recognized $8,571 of depreciation expense for the three and six months ended June 30, 2010.

•
UOS Liberty – Our AHTS vessel, UOS Liberty, was delivered on June 23, 2010, and is not currently under charter.  Our net daily earnings (deficit) for UOS Liberty averaged ($29,507) for the three and six months ended June 30, 2010, which represents eight days in service.  No management fees were paid to Hartmann Offshore during the three and six months ended June 30, 2010, as no charter revenue was earned during the period.  In addition to the vessel operating expenses included in the net daily earnings, we recognized $59,607 of depreciation expense for the three and six months ended June 30, 2010.

The table below presents a summary of our vessel results discussed above, excluding UOS Enterprise which was delivered July 2, 2010:

			Net daily earnings (deficit)
			Three months	Six months
AHTS SPV AHTS Vessel	Date Delivered	Charter Information	ended June 30, 2010	ended June 30, 2010
MS Juist UOS Atlantis	February 27, 2009	Under extension of original charter, which began in March 2009, through March 2011.	$12,815	$14,475

MS Norderney UOS Challenger	May 28, 2009	Under extension of original charter, which began in May 2009, through December 2010.	2,714	12,817

Isle of Baltrum UOS Columbia	October 5, 2009	Under extension of original charter, which began in February 2010, through August 2010.	40,787	29,265

Isle of Langeoog UOS Discovery	February 16, 2010	The UOS Discovery operates in the Australian spot market.	(10,423)	(15,857)

Isle of Amrum UOS Endeavour	March 11, 2010	The UOS Endeavour operates in the North Sea spot market.	9,650	335

Isle of Wangerooge UOS Explorer	March 15, 2010	Began operating in June 2010 under a six-month charter, which includes provision for one six-month extension.	(11,004)	(12,780)

Isle of Neuwerk UOS Freedom	June 29, 2010	Not currently under charter.	(129,801)	(129,801)

Isle of Usedom UOS Liberty	June 23, 2010	Not currently under charter. In route to North Sea to join the UOS Endeavour in the North Sea spot market.	(29,507)	(29,507)

The combined results of our eight AHTS vessels in service resulted in average net daily earnings of $6,533 and $5,213 for the three and six months ended June 30, 2010.  The daily earnings are based on a total of 554 and 906 days in service for the three and six months ended June 30, 2010, which is based on the total days in service of all of the vessels combined, with six of our vessels delivered during the period.  Included in vessel operating expense is $498,192 and $805,174 of vessel management fees to Hartmann Offshore during the three and six months ended June 30, 2010, respectively.  In addition to vessel operating expenses included in the net daily earnings, we recognized $4,306,958 and $7,119,754 of depreciation expense for the three and six months ended June 30, 2010, respectively.

Our commercial manager, UOS, is currently pursuing opportunities with charterers for our idle vessels.

The current AHTS market continues to reflect day rates which are significantly off the high day rates experienced at the peak of the market during 2007.  This can be traced to the weakening of the economy and the resulting decrease in the price of oil, combined with the contraction in the credit markets, which resulted in reduced credit availability for the second tier oil companies.  All of these factors negatively impacted budgets for exploration and development, especially outside of the major oil companies.  If economic expectations and the price of oil continue to stabilize, we expect day rates to firm.  However, we do not expect significant strengthening of day rates until the credit markets fully recover, allowing both the major oil companies and the smaller second-tier oil companies to expand their exploration and development budgets.

If the current environment were to worsen, and we were unable to achieve adequate utilization of our vessels and/or experience day rates below break-even levels, the combination of idle capacity and a decline in day rates would negatively impact our financial results given the debt service costs of our vessels.

Other Vessel Investments
Each of our mini-bulkers is managed by Reederei Hesse.  Reederei Hesse and their affiliates and affiliates of the Hartmann Group collectively own the remaining ownership of the mini-bulkers.

The mini-bulkers are merchant ships specially designed to transport bulk cargo and typically operate under short-term leases in established liner services between the Baltic area and Northern Spain, Portugal, the Mediterranean Sea, Greece, Turkey and Israel where the operator has established long-term partners.

In addition to our AHTS vessels acquisitions and mini-bulker investments, we had advanced funds for the potential purchase of a chemical tanker to be held in a separate SPV which would have been owned by Kronos Shipping I, Ltd. (“Kronos”).  In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of such vessels, we formally forfeited our option to acquire the tanker.  Please refer to Chemical Tanker Transaction/Schulte Group Facility/Kronos under Financing Arrangements for more information regarding this transaction.

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Time charter revenue	$12,469,310	$4,391,713	$21,083,264	$5,218,890

Operating expenses:
Vessel operating expenses	8,890,232	3,536,572	16,360,569	4,201,675
Depreciation expense	4,307,156	967,824	7,119,952	1,087,966
Professional fees	507,121	754,128	1,031,498	1,940,112
Brokerage and representation fees	-	164,062	-	328,125
Other operating expenses	466,839	216,870	807,253	233,083
Total operating expenses	14,171,348	5,639,456	25,319,272	7,790,961

Operating loss	(1,702,038)	(1,247,743)	(4,236,008)	(2,572,071)

Other income (expense):
Interest income	79,819	195,497	110,252	865,332
Gain on extinguishment of debt	5,300,000	-	5,300,000	-
Interest expense	(4,187,676)	(1,217,010)	(5,896,730)	(1,840,511)
Net loss on interest rate swaps	(8,251,299)	(3,039,954)	(18,917,397)	(3,568,139)
Foreign currency transaction gain (loss)	2,169,691	3,230,705	2,790,549	(226,828)
Equity in loss of unconsolidated entities	(169,978)	(186,270)	(288,914)	(309,029)
Total other expense	(5,059,443)	(1,017,032)	(16,902,240)	(5,079,175)

Net loss	(6,761,481)	(2,264,775)	(21,138,248)	(7,651,246)
Net loss attributable to the
non-controlling interest	2,709,858	839,960	6,008,287	987,185
Net loss attributable to III to I Maritime
Partners Cayman I, L.P.	(4,051,623)	(1,424,815)	(15,129,961)	(6,664,061)
Less general partner interest in net loss	(56,458)	(20,561)	(210,954)	(97,820)
Limited partner interest in net loss	$(3,995,165)	$(1,404,254)	$(14,919,007)	$(6,566,241)

Net loss per general partner unit:
Basic and diluted	$(5.70)	$(2.08)	$(21.31)	$(9.88)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(5.70)	$(2.08)	$(21.31)	$(9.88)
Weighted average limited partner units outstanding	700,577	676,156	700,160	664,556

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009 and the Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

Revenues
Revenues consist of charter revenue earned by our delivered AHTS vessels.

Revenues increased approximately $8,078,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.  This increase is due to our having eight vessels in service during the three months ended June 30, 2010, with six of the eight in service for the entire three months then ended, in contrast with the two vessels in service during the three months ended June 30, 2009, and only one of those in service for the entire three months ended June 30, 2009.

Revenues increased approximately $15,864,000 for the six months ended June 30, 2010 compared to the six months ended June 30, 2009, during which our second vessel entered into its initial charter.  This increase is due to our having six additional vessels in service during the six months ended June 30, 2010 in comparison with the six months ended June 30, 2009.

Vessel Operating Expenses
Vessel operating expenses consist of expenses related to the operation of our vessels, and do not include interest expense related to acquisition debt.  The largest line items in our vessel operating expenses for the three and six months ended June 30, 2010 are costs related to crewing our vessels, including crew wages, and fueling costs.

Vessel operating expenses increased approximately $5,353,000, from approximately $3,537,000 for the three months ended June 30, 2009 compared to approximately $8,890,000 for the three months ended June 30, 2010.  The increase is due to our having six vessels in operation during the current three months, whereas during the three months ended June 30, 2009, only two of our AHTS vessels had been delivered.  The increases from our additional vessels in service were partially offset by a decrease in repair costs, including approximately $582,000 of charges related to vessel repairs incurred in the three months ended June 30, 2009, most of which was related to damage to the main winch of UOS Challenger sustained during operations.

Vessel operating expenses increased approximately $12,159,000, from approximately $4,202,000 for the six months ended June 30, 2009 compared to approximately $16,361,000 for the six months ended June 30, 2010.  The increase is due to our having six vessels in operation during the current three months, whereas during the six months ended June 30, 2009, only one of our AHTS vessels had been delivered.

Depreciation expense
Depreciation expense increased approximately $3,339,000, from approximately $968,000 for the three months ended June 30, 2009 compared to approximately $4,307,000 for the three ended June 30, 2010.  Depreciation expense increased approximately $6,032,000 from approximately $1,088,000 for the six months ended June 30, 2009 compared to approximately $7,120,000 for the six ended June 30, 2010.

These increases are due to our having eight vessels in operation during the current three and six months, whereas during the three and six months ended June 30, 2009, only two of our AHTS vessels had been delivered.

Professional Fees
Professional fees consist of legal, accounting, audit, tax, management and consulting fees.

The decrease in professional fees of approximately $247,000, or 33%, from approximately $754,000 for the three months ended June 30, 2009 compared to approximately $507,000 for the three months ended June 30, 2010, was due to a decrease in legal fees of approximately $183,000, which was related to legal work surrounding our restructuring and our initial registration statement with the SEC which was filed in April 2009, and a decrease in our audit fees of $37,000 related to audit work surrounding our registration statement.  Consulting fees also decreased from quarter to quarter by approximately $27,000 between the two periods.  Our administrative and professional services fees remained consistent between the two periods.

The decrease in professional fees of approximately $909,000, or 47%, from approximately $1,940,000 for the six months ended June 30, 2009 compared to approximately $1,031,000 for the six months ended June 30, 2010, was due to expenses incurred during the six months ended June 30, 2009 surrounding our restructuring and our initial registration statement with the SEC, which was filed in April 2009.  This amount includes decreases in legal and professional fees of $819,000, and a decrease in audit and tax consulting fees of approximately $90,000.

We expect that our legal and professional fees will increase over time as our regulatory and compliance costs increase, both due to our status as an SEC registrant and due to the increasing activity of our vessels.

Brokerage and Representation Fees
Brokerage and representation fees consist of fees paid to providers of our ship brokerage, representation and consulting services.  The last payment under our current agreement which is related to the acquisition of the AHTS vessels fell due during the fourth quarter of 2009.

Our brokerage and professional fees for the three and six months ended June 30, 2010 as compared to that for the three and six months ended June 30, 2009 decreased by approximately $164,000 and $328,000, respectively, due to the expiration of our agreement related to consulting services in negotiations for the acquisition of the AHTS vessels.

Other Operating Expenses
Other operating expenses consist of office and administrative expenses, travel expenses and bank fees that are not directly related to financing arrangements.

The increase in other operating expenses of approximately $250,000, or 115%, from approximately $217,000 for the three months ended June 30, 2009 to approximately $467,000 for the three months ended June 30, 2010, was due to an increase in commissions related to the chartering of our vessels of approximately $159,000 and an increase in shipping costs of approximately $58,000.  There was also an increase of approximately $68,000 in office and miscellaneous costs, including bank fees unrelated to financing arrangements, from increasing operations, which was offset by decreases in travel and other costs of approximately $35,000 due to normal fluctuations.

The increase in other operating expenses of approximately $574,000, or 246%, from approximately $233,000 for the six months ended June 30, 2009 to approximately $807,000 for the six months ended June 30, 2010, was due to an increase in commissions related to the chartering of our vessels of approximately $304,000 and an increase in shipping costs of approximately $139,000, and increases in office and miscellaneous costs of $170,000.  These increases were partially offset by decreases in travel and other costs of $39,000 due to normal fluctuations.

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

During the three and six months ended June 30, 2009, funds were still held in these interest bearing pledged accounts.  The related loans were repaid with the pledged funds in mid-2009.  Interest was also earned on short-term loans to a related party.

Interest income decreased approximately $115,000, or 59%, from approximately $195,000 for the three months ended June 30, 2009 to approximately $80,000 for the three months ended June 30, 2010.  Interest income decreased approximately $755,000, or 87%, from approximately $865,000 for the six months ended June 30, 2009 to approximately $110,000 for the six months ended June 30, 2010.  The decrease was due to a decrease in funds held in interest bearing pledged accounts due to repayment of the related loans with the pledged funds in mid-2009, and a decrease in interest income from our related party notes receivable, which were repaid to us during the second and third quarters of 2009.

Interest Expense
Interest expense was incurred on the senior loan facility (“Senior Loan”) with Norddeutsche Landesbank Girozentrale (“Nord/LB”) which was entered into on December 19, 2008, two related party loans which were entered into during the fourth quarter of 2008, and loan agreements entered into with Reederei Hartmann GmbH & Co. KG (“RHKG Loan Agreements”) and their affiliate (“Hartmann Loan Agreement”), discussed further under Financing Arrangements under the Liquidity and Capital Resources section of this Item 2.  The amount included in interest expense is the amount incurred less the amount allocated to our assets under construction.  Each of our assets under construction is allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period.  The amount of interest allocated to our assets under construction is capitalized rather than expensed.

The increase in interest expense of approximately $2,971,000, or 244%, from approximately $1,217,000 for the three months ended June 30, 2009 to approximately $4,188,000 for the three months ended June 30, 2010, was primarily due to interest expense related to the drawdowns on our Senior Loan facility for the delivery of our AHTS vessels, interest costs to the shipyard on late payment of construction installments, and interest expense incurred on our RHKG Loan Agreements and Hartmann Loan Agreement.  These increases were partially offset by the capitalization of approximately $425,000 to our assets under construction a result of the allocation of interest costs for the three months ended June 30, 2010.  The agency and commitment fees related to the Senior Loan, the guarantee fees due under the guarantee provided by Reederei Hartmann, and amortization expense on the deferred loan costs also contributed to the increase in interest expense.

The increase in interest expense of approximately $4,056,000, or 220%, from approximately $1,841,000 for the six months ended June 30, 2009 to approximately $5,897,000 for the six months ended June 30, 2010, was due to the same factors mentioned above for the three month period, related to the additional deliveries of vessels and related interest expense under our Senior Loan facility and the RHKG Loan Agreements and Hartmann Loan Agreement, in addition to the interest expense paid to the shipyard on the late payment of construction installments.

Loss on Interest Rate Swaps
The increase in the loss on interest rate swaps of approximately $5,211,000, from $3,040,000 for the three months ended June 30, 2009 to $8,251,000 for the three months ended June 30, 2010 is due to the recognition of changes in the valuation of the interest rate swap agreements related to the Nord/LB senior loan facility for our nine AHTS SPVs.  These instruments have not been designated for hedge accounting, and therefore the entire change in the fair value of the positions from period to period is recorded in our results of operations as loss on interest rate swaps.  The agreements are effective from 2010 through 2019, and are currently recorded as a derivative liability totaling approximately $25,475,000, due to the relatively low variable rates being experienced as compared with the fixed rates under the swap agreements.

The increase in the loss on interest rate swaps of approximately $15,349,000, from $3,568,000 for the six months ended June 30, 2009 to $18,917,000 for the six months ended June 30, 2010 is due to the same factors mentioned above for the three month period.

The losses recognized for the change in fair value of our swap positions from period to period are indicative of current expectations regarding when, if at all, and by how much the variable interest rate under our Senior Loan with Nord/LB will increase.  We entered into the interest rate swap agreements to mitigate the uncertainty in interest costs under the variable rate in our Senior Loan.

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

The change in our foreign currency transaction gain (loss) from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 was caused by a continuation of a period of relatively high volatility in exchange rates.  The primary factor with respect to changes in the foreign currency transaction gain (loss) was due to the revaluing of our EUR denominated bank accounts and restricted cash balances held in foreign countries to USD using the current prevailing exchange rate at the end of each month.  The relatively high balances in these accounts in 2009 as compared with the relatively low balances in 2010 due to the funding of amounts to the shipyard for vessel construction led to decreases in recognition of the related gains and losses as our cash accounts are re-valued.  As we no longer hold significant cash balances in these accounts, the gain (loss) related to the re-valuation of these accounts is no longer a significant factor in the amount of our foreign currency transaction gain (loss).

The remaining change in our foreign currency transaction gain (loss) is primarily related to the recording of the current fair value of our currency forward exchange contracts which are not designated as cash flow hedges.  The change in value of these contracts from period to period is recognized in our results of operations.  The gains recognized on these contracts for the three and six months ended June 30, 2010 are related to the strengthening of the US dollar against the Euro, and the fact that the forward contracts allow us to sell Euros and purchase US dollars at preferential rates versus those available in the market as of June 30, 2010.  Future fluctuations in rates will affect the recognition in gains and losses under these contracts.

Equity in Loss of Unconsolidated Entities
Equity in loss of unconsolidated entities represents our share of the income or loss reported for the operations of the bulk carrier vessels in which we own a non-controlling interest.

The decrease of approximately $16,000 in the loss recognized from the operations of the bulk carrier vessels, from a loss of $186,000 for the three months ended June 30, 2009 to a loss of $170,000 for the three months ended June 30, 2010, and the decrease of approximately $20,000, from a loss of approximately $309,000 for the six months ended June 30, 2009 to a loss of $289,000 for the six months ended June 30, 2010, represents normal fluctuations in the activity of the vessels.

Non-controlling interest
Non-controlling interest represents the amount of income or loss allocable to other parties where their share has been included in our consolidated results of operations.

The comparative effect on our allocation of income or loss to the non-controlling interest holders between the three and six months ended June 30, 2009 and the three and six months ended June 30, 2010, was primarily due to the difference in income for the periods presented.

Liquidity and Capital Resources

As of June 30, 2010, we had cash of $15,163,922.  Since inception through June 30, 2010, we have raised approximately $66,100,081, net of syndication costs of approximately $4,764,739, through the private placement of our limited partner units.  As discussed above, the funds from the offering were utilized primarily to collateralize loans, the proceeds of which were used to pay the first two of five installments to Fincantieri for the construction of our AHTS vessels and to pay for related expenditures as shown in our consolidated financial statements.  The payments to Fincantieri were made via draws on our Berenberg Facility attributable to each AHTS SPV which then paid Fincantieri.  The pledged funds were later utilized to repay the loans under the Berenberg Facility, and that facility was terminated.  The net result of this is that the majority of the funds raised were ultimately used to pay the first two of five installments to Fincantieri for the construction of the AHTS vessels.

Upon the deliveries of the AHTS vessels, funds were drawn on the Senior Loan.  Those funds were used to repay outstanding balances on loans from Reederei Hartmann in the case of the first two vessels, and to pay the outstanding installments on each vessel to Fincantieri.  The remaining funds, where available, were utilized to pay for outfitting costs for the AHTS vessels and to provide operating reserves for the AHTS SPVs.  Loans between our nine AHTS SPVs also contributed to payment of the outfitting costs for our three most recently delivered vessels and to provide reserves necessary for early operations of the respective vessels.

Operating Cash Flows
Operating activities produced a net use of cash of approximately $7,430,000 for the six months ended June 30, 2010, as compared to net cash used of approximately $4,241,000 for the six months ended June 30, 2009, for an increase in net cash used of approximately $3,189,000.  Net cash used in operations increased between periods primarily due to our additional vessel deliveries, as well as increases in accounts receivable due from charterers and decreases in accounts payable and accrued expenses comparing the two periods.  These affects were offset somewhat by decreases in prepaid assets and increases in accrued interest payable comparing the two periods.  The decrease in accounts payable and accrued expenses relates to increases in accounts payable during the six months ended June 30, 2009 as vessels were under construction, in contrast with decreases in accounts payable during the six months ended June 30, 2010 related to the payment of accrued expenses upon delivery of six AHTS vessels during the six months ended June 30, 2010.  The decrease in prepaid assets is mainly due to vessels being placed in service and the related prepaid assets being recognized in expense.

Investing Cash Flows
Investing activities used cash of approximately $238,924,000 for the six months ended June 30, 2010, as compared to $32,287,000 for the six months ended June 30, 2009, for an increase in net cash used of approximately $206,637,000.  This was due primarily to the use of approximately $233,642,000 for advances for vessel acquisitions and construction costs during the six months ended June 30, 2010, the majority of which was related to the deliveries of five vessels, the UOS Discovery, UOS Endeavour, UOS Explorer, UOS Freedom, and UOS Liberty in February, March, and June 2010, in comparison to $77,886,000 for the two vessels delivered during the six months ended June 30, 2009, the UOS Atlantis and UOS Challenger.  Related to our vessels, on board equipment totaling approximately $6,188,000 was purchased during the six months ended June 30, 2010, whereas during the six months ended June 30, 2009, only $4,652,000 of on board equipment was purchased.  Additionally, during the six months ended June 30, 2009, restricted cash provided approximately $50,346,000 toward investing activities, and due to our use of the restricted cash in 2009 to fund our capital contributions to the AHTS SPVs, we no longer hold restricted cash.  These factors were partially offset by a decrease of $1,003,000 in amounts due from related parties comparing the two periods.

Financing Cash Flows
Net cash provided by financing activities was approximately $246,465,000 for the six months ended June 30, 2010 as compared to approximately $45,713,000 for the six months ended June 30, 2009.  The difference is primarily related to the evolution of our activity from fundraising to delivery of our AHTS vessels.  The deliveries of UOS Discovery, UOS Endeavour, UOS Explorer, UOS Freedom and UOS Liberty and the related proceeds drawn on the Senior Loan of $213,930,000, and the RHKG Loans and Hartmann Loan proceeds through which we funded our capital contributions to the AHTS SPVs Langeoog, Amrum, Wangerooge, Neuwerk and Usedom of $29,403,000 occurred during the six months ended June 30, 2010, in comparison with $98,469,000 of Senior Loan proceeds drawn in the same period of 2009 for the deliveries of UOS Atlantis and UOS Challenger.  Contributions from partners were approximately $144,000 for the six months ended June 30, 2010, as compared with approximately $4,680,000 for the six months ended June 30, 2009.

These activities were offset slightly by principal repayments to Nord/LB of $8,022,000 during the six months ended June 30, 2010, versus only $1,026,000 in principal repayments during the equivalent six month period in 2009.  During the six months ended June 30, 2009, cash of approximately $46,837,000 was utilized in net repayments on the Berenberg facility, and as we no longer utilize the Berenberg facility, there were no similar expenditures in the current six month period.  With respect to our related party loans, $9,207,000 was repaid to related parties during the six months ended June 30, 2009, versus an increase of $815,000 in accounts payable to related parties during the six months ended June 30, 2010.  In addition, during the six months ended June 30, 2010, our non-controlling interest contributed $10,798,000 to the AHTS SPVs and received no distributions, and in contrast, only $1,673,000 was received and distributions of $690,000 were recognized to the non-controlling interest during the six months ended June 30, 2009.

Financing Arrangements
RHKG Loan Agreements
In late January 2010 and in March 2010, our German Subsidiary entered into four loan agreements with Reederei Hartmann, which is the non-controlling interest holder of our AHTS SPVs.  Each of the agreements is related to a corresponding AHTS SPV, and provides for loans equal to the remaining amount of capital outstanding from our German Subsidiary to the AHTS SPV to which the agreement relates.  The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV results in our satisfying the capital contribution in the full amount called for under the Company Agreement of the respective AHTS SPV, and satisfied the necessary funding under the terms of the Senior Loan, allowing for delivery of the respective vessel.

These four agreements relate to the AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, and under these agreements, loans totaling $30,650,490 (EUR 22,780,000) (“RHKG Loans”) were made from Reederei Hartmann to our German Subsidiary.  In connection with Langeoog, Amrum and Wangerooge, the loan proceeds were paid directly to the respective AHTS SPV, thereby fulfilling the remaining capital contribution obligations of our German Subsidiary with respect to each of those AHTS SPVs.  The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability is the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.

Each of the four RHKG Loan Agreements currently in place matures 5 years from the date of signing, with maturity dates therefore falling between January and March 2015 for the agreements currently in place.  The agreements each call for interest to be calculated at 6% per annum, due annually at each anniversary date of signing, with the first of these dates falling between January and March 2011.  There is no penalty for pre-payment of all or any portion of the loans prior to the end of the respective loan periods.  The terms of the agreements include the granting of a security interest in our ownership interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.

Under the RHKG Loan Agreements, if additional financing is granted by Nord/LB to one of the AHTS SPVs to which an RHKG Loan Agreement relates via a potential increase in the amount guaranteed by SACE S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency (“SACE”) under the Senior Loan, the RHKG Loan Agreements state that our German Subsidiary shall use its best endeavors to have the AHTS SPV receiving the proceeds distribute funds from the financing to our German Subsidiary sufficient to allow it to repay the RHKG Loan Agreement.  Currently, we do not anticipate an increase in the amount guaranteed by SACE leading to additional financing from Nord/LB.

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

Hartmann Loan
On June 17, 2010, our German Subsidiary entered into a loan agreement with Captain Alfred Hartmann (“Capt. Hartmann”), who is the chairman of the board for Hartmann AG, which is a member of the Hartmann Group.  Reederei Hartmann GmbH & Co., KG and certain other members of the Hartmann Group are the non-controlling interest holders of our single purpose entities, each of which holds an AHTS vessel.  Pursuant to the Hartmann Loan Agreement, a total of $8,147,896 (EUR 6,620,000) was loaned to our German Subsidiary.  The loan proceeds (“Hartmann Loan”) were paid to the three AHTS SPVs which had not yet had their vessels delivered to them, and resulted in the recognition of capital contributions from our German Subsidiary to our AHTS SPVs Isle of Sylt, Isle of Neuwerk, and Isle of Usedom, totaling $2,338,520 (EUR 1,900,000), $2,584,680 (EUR 2,100,000), and $3,224,696 (EUR 2,620,000), respectively.

These capital contributions allowed us to draw on the Senior Loan facility, and as a result, the vessels UOS Liberty, UOS Freedom, and UOS Enterprise were delivered on June 23, June 29, and July 2, 2010, respectively to our AHTS SPVs Isle of Usedom, Isle of Neuwerk, and Isle of Sylt.

The Hartmann Loan Agreement matures 5 years from the date of signing.  The agreement calls for interest to be calculated at 6% per annum, due annually at the anniversary of the date of signing.  There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period.  The terms of the agreement include the include the granting of a security interest in our ownership interest in the corresponding AHTS SPVs, and in the dividends from the AHTS SPVs arising from the pro-rata percentage of the loan amount as compared to our total share capital.

We are subject to various warranties, representations, and covenants under the Hartmann Loan Agreement, such as limitations on our entering into asset dispositions or restructuring arrangements unreasonably detrimental to Hartmann’s security interest in the AHTS SPVs, and the reserving of distributions received from an involved AHTS SPV for repayment of the Hartmann Loan Agreement.

Nord/LB Facility
On December 19, 2008, we entered into a $513,431,856 (EUR 420,570,000) senior loan facility (“Senior Loan”) with Nord/LB as administrative agent and lender, with a term of 12 years from the delivery of each ship.  The proceeds from the Senior Loan were used to fund outstanding balances due to the shipyard at delivery, and any excess will be retained toward working capital requirements of each AHTS SPV.  A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $102,686,371 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years.  However, in no case can the total loans be in excess of 75% of the aggregate investment costs of all vessels, which is defined to include the construction price, building supervision, financing, initial equipment and other costs, of all the ships covered by the Senior Loan.  Additionally, the Senior Loan conditions require, among other things, that amounts sufficient to cover operating costs and all amounts due and payable under the Senior Loan for a one year period be secured by each AHTS SPV before any dividends can be considered.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus three AHTS vessels being purchased by FLTC Fund I.  The 12 AHTS vessels serve as the collateral for the Senior Loan.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our internal rating class assigned within Nord/LB based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $12,208 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, is $6,104 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.  There is also a financial guarantee for up to 70% of the loan balance issued by SACE of Roma, Italy, which is the Italian export credit and reinsurance agency.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate.  For the portion of the Senior Loan not guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost determined prior to each drawdown.  For the portion of the Senior Loan that is guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum.  With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum.  Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation.  Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,220,800 (EUR 1,000,000).  If interest incurred exceeds $1,220,800 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

Amounts drawn on the Pre-Delivery Facility of the Senior Loan, which would be available to fund installments to the shipyard during constructions, require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility.  A guarantee from Reederei Hartmann, our non-controlling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I (“Hartmann Guarantee”) in the amount of $9,719,857 (EUR 7,961,875) and $45,932,786 (EUR 32,046,875) was outstanding at June 30, 2010 and December 31, 2009, respectively.

At December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.  The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Nord/LB delayed our ability to make draws on the Pre-Delivery Facility under the Senior Loan, resulting in our being unable to make timely progress payments to Fincantieri.  Due to the delay, a number of progress payments which were otherwise due to be paid to Fincantieri under the shipbuilding contracts with respect to the remaining vessels to be delivered had not been paid.   The resolution to this situation is ongoing, and to date has included the granting of loans from Reederei Hartmann and their affiliate to our German Subsidiary under the RHKG and Hartmann Loan Agreements described above, leading to the delivery of the remaining vessels.  In addition, the shipbuilding contracts for those vessels were amended to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the six-month EURIBOR plus 2%, currently 3.04%.

The drawdowns accepted under the Senior Loan are as follows:

AHTS SPV	AHTS Vessel	Date of Drawdown	Proceeds	Amounts paid to Fincantieri
MS Juist	UOS Atlantis	February 25, 2009	$44,689,067	$38,092,384	(1)
MS Norderney	UOS Challenger	May 25, 2009	$49,080,519	$42,249,368	(1)
Isle of Baltrum	UOS Columbia	October 2, 2009	$51,120,284	$49,179,033
Isle of Langeoog	UOS Discovery	February 15, 2010	$47,790,771	$46,304,079
Isle of Amrum	UOS Endeavour	March 10, 2010	$47,629,553	$50,840,227
Isle of Wangerooge	UOS Explorer	March 12, 2010	$47,871,380	$52,817,807
Isle of Neuwerk	UOS Freedom	June 25, 2010	$43,175,015	$47,626,402
Isle of Usedom	UOS Liberty	June 22, 2010	$43,413,338	$47,817,206
Isle of Sylt	UOS Enterprise	July 1, 2010	$42,936,692	$46,193,217
(1)
Amounts paid to Fincantieri for UOS Atlantis and UOS Challenger included $4,698,317 and $5,150,531 due to Reederei Hartmann for advances to pay for the 4th installment under the shipbuilding contracts.

In each case above, any remaining cash from each of the drawdowns was used to fund operations and provide cash reserves to the respective SPV for future operations.  Any shortfalls between the Senior Loan proceeds and the amount outstanding to the shipyard at delivery were funded with cash reserves from the respective AHTS SPV, or with proceeds from borrowings between the AHTS SPVs.

At June 30, 2010 and December 31, 2009, a total of $329,808,657 (EUR 270,157,812) and $145,468,080 (EUR 101,491,719), respectively, was outstanding under the Senior Loan with an effective interest rate of 2.584% and 2.791%, respectively.  The outstanding balance will be due in full in February 2021.  During the three and six months ended June 30, 2010 and 2009, we incurred interest expense of $1,742,826 (EUR 1,365,744) and $3,002,789 (EUR 2,256,888) and $549,279 (EUR 403,259) and $706,910 (EUR 529,441), respectively, related to the drawdowns on the Senior Loan.

A guarantee commission of 1.375% per annum is due to Nord/LB on the loans provided during the pre-delivery stage of each ship up to a loan balance of $292,992,000 (EUR 240,000,000).  The guarantee commission is due and payable each quarter that construction payments are outstanding up to and including the date the construction payments are made.  As no construction payments have been outstanding under the Pre-Delivery Facility, no related guarantee commissions have been incurred.

We are subject to various covenants for the duration of the Senior Loan, associated, for example, with the amount of capital infusions from outside investors into the AHTS SPVs, limits on additional financing, restrictions of cargo and weapons, directives regarding the structure and duration of charters related to the ships, and certain restrictions on distributions.

In order to obtain more favorable financing terms under the Senior Loan, we agreed to a fleet financing arrangement whereby the Senior Loan would be secured by, among other things, our nine AHTS vessels and three AHTS vessels owned by FLTC Fund I.  In connection with this fleet financing arrangement, we entered into a mutual indemnity agreement in May 2009 with the three AHTS SPVs owned by FLTC Fund I (the “AHTS Mutual Indemnity Agreement”).  Pursuant to the AHTS Mutual Indemnity Agreement, we agreed to indemnify the AHTS SPVs owned by FLTC Fund I for all liabilities suffered by such SPVs arising out of or associated with any breach by us (or resulting from any payment or performance by such AHTS SPVs in order to avoid a breach by us) under the Senior Loan with Nord/LB or the AHTS Mutual Indemnity Agreement.  Conversely, the AHTS SPVs owned by FLTC Fund I agreed to provide us with reciprocal indemnification obligations pursuant to the AHTS Mutual Indemnity Agreement.

Berenberg Facility
In November 2006, we entered into the Berenberg Facility with Berenberg Bank, a German financial institution, allowing for borrowings up to $32,229,120 (EUR 26,400,000).  The Berenberg Facility was amended in March and May 2007, increasing the available borrowings to $61,406,240 (EUR 50,300,000) and extending the maturity date to September 2010.  The remaining terms of the Berenberg Facility were not materially changed.

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

Interest under the Berenberg Facility was calculated based on the one-month EURIBOR rate plus a margin of 0.35%.  The weighted-average effective interest rate as of June 30, 2010 and December 31, 2009 was 0%, as there were no outstanding balances.  Interest was due quarterly but was rolled into the principal amount instead of being paid.  Principal payments were due on each tranche upon the earlier of the delivery date, sale of the related vessel or September 30, 2010.

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

Upon the deliveries of UOS Atlantis and UOS Challenger, the restricted cash related to the compensating balances was used to repay the majority of the outstanding loans related to the AHTS vessels with operating cash used to complete the repayment.  Additionally, in July 2009, we completed repayment of the remaining tranches and accrued interest under the Berenberg Facility utilizing the restricted cash balances combined with approximately $500,000 of cash on hand and contributions from new limited partners.  The repayments result in the reduction and then the complete elimination of our restricted cash over the course of the repayments, and a reduction in our current and long-term debt.  As of June 30, 2010 and December 31, 2009, there were no borrowings and correspondingly no compensating balances held as restricted cash.  We do not intend to utilize the Berenberg Facility in the future.

Chemical Tanker Transaction/Schulte Group Facility/Kronos
On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, the Schulte Group placed an order for the chemical tanker for IMS Holdings for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment (“Schulte Group Facility”) and to facilitate a bank guarantee for the second installment payment of $8,300,000.  The Schulte Group formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker.  The equity of Anthos would have been assigned to Kronos upon repayment of the loan, retirement of the bank guarantee facilitated by the Schulte Group and payment of all fees due to the Schulte Group.  Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings on behalf of Kronos.  As of June 30, 2010 and December 31, 2009, $8,300,000 had been paid toward the option to purchase the chemical tanker.

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

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general, we have elected to abandon our option to purchase the chemical tanker.  We recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907.  On April 9, 2010, we abandoned our option to acquire the tanker, and under the terms of the Amended MOA, we became subject to the $3,000,000 in liquidated damages and the principal balance of $5,300,000 due under the facility was extinguished, resulting in recognition of a $5,300,000 gain on the extinguishment of debt.  The result is a net loss between these two events of approximately $4,574,907, which in the end represents liquidating damages of $3,000,000, plus the loss of our capitalized costs approximating $1,574,907.  In addition, we recognized interest expense on the Schulte Group Facility for the period ended June 30, 2010 totaling $62,946.

Since that time, we have undertaken a review of the Schulte Group’s role in the acquisition of the tanker.  This review includes a review of their contractual responsibilities with respect to efforts to achieve pricing for the tanker consistent with market fluctuations, and their construction oversight for our vessels and the other pool vessels to assure that the shipyard was in a position to timely fulfill its responsibilities under the shipbuilding contracts, among other items.  Management is reviewing all options available to us should we determine that further action is required against either the Schulte Group, Conway Shipping I, Ltd, or the Hanseatic Tanker Pool.

The table below includes the assets and liabilities recorded on our consolidated balance sheet related to the option to purchase the equity in Anthos, associated debt with Deutsche Schiffsbank and other expenses of Kronos.

	June 30,	December 31,
	2010	2009

Cash and cash equivalents	$164	$956
Related party receivable	-	-
Deferred loan fees	-	-
Total assets	164	956

Accounts payable and other accrued liabilities	95,946	97,297
Due to related party	137,117	137,117
Schulte Group note payable	-	5,300,000
Total liabilities	233,063	5,534,414

Net liabilities	$(232,899)	$(5,533,458)

Deutsche Schiffsbank Facility
On November 20, 2008, Kronos entered into a $30,000,000 credit facility (“Deutsche Schiffsbank Facility”) with Deutsche Schiffsbank.  The Deutsche Schiffsbank Facility also provided for a related guarantee facility of up to $16,320,000 under which Deutsche Schiffsbank would have issued two separate guarantees in favor of the sellers of the chemical tanker, Nantong Mingde Heavy Industry Stock Co., Ltd. and Jiangxi Topsky Technology Co., Ltd. (“Nantong Mingde”).  The Deutsche Schiffsbank Facility was to be drawn in multiple advances with the proceeds used to fund the construction and acquisition of the chemical tanker.  Anthos is the current owner of the contract to purchase the chemical tanker.  Pursuant to the terms of the MOA, we would have taken ownership of Anthos upon fulfilling the terms of the MOA.  Each pre-delivery advance would have been required to be repaid in full upon delivery of the chemical tanker to Anthos, but no later than March 31, 2012.  Additionally, each delivery advance would have been repaid in 40 installments of $500,000 each with a balloon installment in the amount of $10,000,000 payable at the time of the final $500,000 installment which can be no later than March 31, 2022.

Interest on the Deutsche Schiffsbank Facility would have been paid in arrears on the last day of each applicable interest period.  In the event the interest period were longer than six months, interest would have been paid every six months during such interest period and on the last day of any such interest period.  Interest on the borrowings would be based upon LIBOR, the London Interbank Offered Rate, plus 1.4% per annum during each interest period.

Pursuant to the terms of the Deutsche Schiffsbank Facility, an arrangement fee of $120,000 was earned and due as of the acceptance of the financing commitment.  Additionally, in relation to the advances and the guarantee facility, a commitment fee at the rate of 0.3% per annum on the daily undrawn amount of such advance and unutilized amount of the guarantee facility accrues from the date of the Deutsche Schiffsbank Facility to and including the date of payment thereof.  Such fee is payable quarterly in arrears and on the last day of the commitment period applicable to such advance.  Further, a guarantee commission would have been payable quarterly in arrears at a rate equal to 1.4% per annum on the daily average maximum amount of the liabilities and obligations of Deutsche Schiffsbank under or pursuant to the guarantees to be issued by Deutsche Schiffsbank in favor of the sellers of the chemical tanker.

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

On April 9, 2010, we elected to abandon our option to purchase the chemical tanker.  Therefore, we terminated the Deutsche Schiffsbank Facility effective August 2, 2010.

Ongoing Capital Expenditures
We had a commitment to purchase one remaining AHTS vessel under construction as of June 30, 2010 at an estimated cost of $50,486,184 (EUR 41,355,000).  This acquisition was completed on July 2, 2010.  Under the AHTS shipbuilding contracts, installments were due in five stages based upon certain milestones being met during construction.  Approximately 30% of the total construction costs required deposits, some of which were to be funded with equity while others were expected to be funded from the Senior Loan or its Pre-Delivery Facility.  Amounts drawn on the Pre-Delivery Facility require either (i) that each AHTS SPV is fully funded based on the capital as called for in the applicable SPV agreements or (ii) the provision of a guarantee acceptable to Nord/LB.  For the three and six months ended June 30, 2010, we have incurred expenses of $90,758 (EUR 71,121) and $276,144 (EUR 207,549), respectively, related to the guarantee.  The Hartmann Guarantee in the amount of $9,719,857 (EUR 7,961,875) and $45,932,786 (EUR 32,046,875) was outstanding at June 30, 2010 and December 31, 2009, respectively.

As mentioned above under Nord/LB Facility, as of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.  The resolution to this situation is ongoing, and to date has included the granting of loans from Reederei Hartmann and their affiliate to our German Subsidiary under the RHKG and Hartmann Loan Agreements described above, leading to the delivery of the remaining vessels.  In addition, the shipbuilding contracts for those vessels were amended to postpone the installment payments due under the contracts until delivery of the applicable AHTS vessel and to provide for interest due to Fincantieri on the outstanding installment payments due at a rate based on the six-month EURIBOR plus 2%, currently 3.04%.

In addition to our obligations to Fincantieri, there are agreements between the AHTS SPVs and Hartmann Offshore for vessel construction oversight and commercial and technical management during construction.  As of June 30, 2010 and December 31, 2009, we incurred $442,823,010 and $291,543,002, respectively, in connection with the AHTS vessel acquisitions.

Additionally, each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee would provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $610,400 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited which are affiliates of SCMH.

Discussion of Short- and Long-Term Liquidity Needs
Our short- and long-term liquidity needs relate primarily to the funding of our remaining capital contribution obligations to our AHTS SPVs to provide sufficient reserves during the start-up period for our vessels, sufficient liquidity for operations, and to provide funds necessary to comply with the 75% restriction under the Senior Loan Facility, and funding of our debt service, including the RHKG and Hartmann Loan Agreements, and our Senior Loan with Nord/LB.

We expect the delivery of the last of the twelve AHTS vessels to occur in October 2010 to one of the three AHTS SPVs owned by FLTC Fund I.  Prior to this delivery, an evaluation will be performed of the aggregate investment costs of all twelve AHTS vessels financed under the Senior Loan facility for purposes of determining the extent of restrictions on proceeds available under the Senior Loan, under which total loan proceeds are limited to 75% of the aggregate investment costs, which is defined to include the construction price, building supervision, financing, initial equipment and other costs, of all the ships covered by the Senior Loan.  To the extent the amount due to the shipyard exceeds the amount available under the Senior Loan, and/or to the extent that the total drawn under the Senior Loan must be equalized between our nine AHTS SPVs and the three AHTS SPVs of FLTC Fund I, loans will be made from our AHTS SPVs to the FLTC Fund I AHTS SPV to which the last vessel is delivered, in order to comply with the terms of the Senior Loan Agreement.  Our current estimation of the amount that will be required from our nine AHTS SPVs due to this restriction on the aggregate Senior Loan proceeds is $17,579,520 (EUR 14,400,000).  We expect that net profits from operations over the next two months will contribute to the funding of this amount.  Any additional actions required to fund this amount are heavily dependent upon the existence and extent of those net profits.

As mentioned above under Nord/LB Facility, as of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB.  The resolution is ongoing, and to date has included the granting of loans from Reederei Hartmann and their affiliate to our German Subsidiary under the RHKG and Hartmann Loan Agreements described above.  Through the RHKG Loan Agreements, we funded our full capital contribution to our AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge.  Through the Hartmann Loan Agreement, we partially funded our capital contribution to our AHTS SPVs Isle of Sylt, Isle of Neuwerk, and Isle of Usedom.  The borrowings and the resulting capital contributions allowed for the funding by Nord/LB of the drawdowns under the Senior Loan, leading to the delivery of our remaining AHTS vessels.

Were ATL Offshore GmbH (“ATL”), which serves as the general partner of each AHTS SPV and is a member of the Hartmann Group, to call in the remaining unfunded share capital in order to meet obligations of the SPVs, including the obligation related to the aggregate Senior Loan proceeds discussed above, we would be required pursuant to the Company Agreements to fund the capital call up to our maximum share of the Capital Commitment.  If we were unable to fund the capital call from additional limited partner contributions or other means, such as additional credit facilities, our fellow limited partner, Reederei Hartmann, could fund our unfunded capital under the Company Agreements for each AHTS SPV.  The addendum to the Share Transfer Agreement executed on February 10, 2010 calls for funding by Reederei Hartmann to give rise to a loan from Reederei Hartmann to our German Subsidiary.  As stated above, in connection with the delivery of vessels to our AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum and Isle of Wangerooge, we entered into the RHKG Loan Agreements to secure funding for our remaining capital commitments to those AHTS SPVs in connection with the delivery of our remaining three AHTS vessels, resulting in the funding of our capital via the loan proceeds for those AHTS SPVs.  The terms of the loans are as discussed under RHKG Loan Agreements above, and include the granting of a security interest in our interest in the respective AHTS SPV, and restrictions on the use of dividends from the AHTS SPV for repayment of the RHKG Loan Agreement.  There can be no guarantee that Reederei Hartmann will be willing or able to extend additional RHKG Loan Agreements on the same terms or at all for the remaining capital contribution obligations.  In the event that Reederei Hartmann is unable or unwilling to fund our unfunded capital to meet the obligations of the AHTS SPVs, ATL would likely seek to raise capital from other sources, which could dilute our ownership, or ATL could seek to sell all or part of a vessel or vessels.  Our limited partners are not subject to additional capital calls under our Agreement of Limited Partnership.

Under the AHTS SPV formation documents (“Company Agreements”), we have committed to contribute capital to these entities totaling $128,184,000 (EUR 105,000,000) (“Capital Commitment”).  This amount reflects an increase in our share capital commitment for the Isle of Usedom SPV from $12,360,600 (EUR 10,125,000) to $34,792,800 (EUR 28,500,000) in order to comply with the terms of the Senior Loan.  Through contributions made to each SPV, we had funded $86,548,616 (EUR 70,895,000) as of June 30, 2010, leaving our remaining capital contribution obligation of $41,635,384 (EUR 34,105,000).

The table below provides a schedule of unfunded capital commitments for each AHTS SPV as of June 30, 2010:

		Remaining		Our share of
		Capital Contribution	Vessel	Outstanding Capital
Vessel Name	Vessel Name	Obligation (1)	Delivery Date	Contributions
6160 – MS Juist	UOS Atlantis	$1,825,096	February 27, 2009	$1,825,096
6161 – MS Norderney	UOS Challenger	2,771,216	May 28, 2009	2,771,216
6169 – Isle of Sylt	UOS Enterprise	4,883,200	July 2, 2010	4,883,200
6172 – Isle of Neuwerk	UOS Freedom	4,877,096	June 29, 2010	4,877,096
6173 – Isle of Usedom	UOS Liberty	32,589,256	June 23, 2010	27,278,776
		$46,945,864		$41,635,384

(1)	Pursuant to the AHTS SPV Agreements, the non-controlling interest holders are committed to contribute $5,310,480 (EUR 4,350,000) of this amount.

The remaining capital contributions, if called, will be utilized by the AHTS SPVs for outfitting of our recently delivered vessels and for operations to provide working capital to the AHTS SPVs, a portion of which is necessary in order to fulfill the conditions under the Senior Loan (“Senior Loan Conditions”).  The capital in excess of the amount required for operations, outfitting and compliance with the Senior Loan Conditions will be called if it is necessary for ATL to call in the capital in order to meet obligations of the AHTS SPV.  The factors which would affect such a decision would include charter coverage, current market day rates, operational requirements such as anticipated dry dockings and unexpected repair costs as well as other factors deemed relevant by ATL regarding each vessel.

We continue to raise funds through private placement of our limited partner units, both to new and existing investors.  The proceeds from future fundraising efforts through the continued offering of limited partner units will be used to fund our operations and to complete the funding of our equity commitments under the agreements which govern the SPV entities in which the vessels are held, which equity will provide reserves for the operations of each SPV.  Additionally, to the extent we are able to operate our AHTS SPVs profitably, if at all, our share of profits will be utilized to service our debt and to fund our remaining capital contributions obligations.

In summary, through June 30, 2010, we had contributed capital totaling $86,548,616 (EUR 70,895,000) to the AHTS SPVs primarily with contributions from the sale of limited partner units, which provided funds for the first two installments to Fincantieri and operations to date for the AHTS SPVs, supplemented by proceeds from the RHKG Loan Agreements and the Hartmann Loan Agreement.  Our AHTS vessels have been delivered.  The remaining obligations of each AHTS SPV will be funded by both us and Reederei Hartmann from additional capital contributions to the AHTS SPVs, as called for under the Company Agreements.  Our remaining capital contribution obligation to the AHTS SPV’s approximates $41,635,384 (EUR 34,105,000).  Funding this amount would represent full funding of our obligation under the current Company Agreements for each AHTS SPV.

Outlook for Distributions
We do not anticipate making distributions in the future until the funding stage is completed.  Additionally, the combined terms of the Share Transfer Agreement as amended and the RHKG Loan Agreements and Hartmann Loan Agreement require the German Subsidiary to reserve distributions from the AHTS SPV’s for repayment of the RHKG and Hartmann Loan Agreements, and additionally require that distributions either outside the scope of the RHKG and Hartmann Loan Agreements or beyond amounts required to repay the RHKG and Hartmann Loans be maintained in an escrow account for purpose of funding capital contributions with respect to the other AHTS SPVs until all such SPVs are fully funded.  Our ability to make distributions will therefore be heavily influenced by the dividend restrictions currently in the Senior Loan, and ultimately will depend on day rates achieved and the results of operations of our vessels, which will impact our ability to repay our debt and the amounts available for distribution after those repayments and payment of all expenses.

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

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. Our AHTS SPVs participate in the UOS AHTS Pool under which they pool their Voyage Results, which is their revenue less voyage expenses.  Revenue from charters is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Our pooling arrangement under the UOS AHTS Pool will not have any bearing on our revenue until such time as one of the vessels owned by FLTC Fund I is delivered and begins to participate in the UOS AHTS Pool, which is expected in September 2010.  After such time, our revenue will be recorded taking into account potential pool adjustments for the period.  The period in which management estimates revenues have been earned and the extent to which those revenues are deemed collectible, and estimates of any adjustments to revenues, could have a material effect on the net recognized revenue in any given period.

Valuation of Derivative Financial Instruments
We account for derivatives and derivatives classified as hedges in accordance with FASB ASC 815, Derivatives and Hedges.  All our derivative and hedge positions are stated at fair value within either current derivative assets, non-current derivative assets, current derivative liabilities or long-term derivative liabilities on our consolidated balance sheet.  Realized and unrealized gains and losses related to our foreign currency exchange contracts not classified as hedges are reported in our consolidated statements of operations in foreign currency transaction gain (loss), while those related to foreign currency exchange contracts designated for hedge accounting are included in foreign currency transaction gain (loss) on the consolidated statement of operations with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income (loss) on the consolidated balance sheet.  The gain or loss related to our interest rate swap contracts, none of which are classified as hedges, is reported in loss on interest rate swaps.

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

New Accounting Pronouncements

None

Item 4. Controls and Procedures

As of June 30, 2010, our general partner’s chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Securities Exchange Act”)), and concluded that, as of such date, our disclosure controls and procedures were adequate and effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers of our general partner, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

During the period ended June 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

PART II.  Other Information

Item 1. Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  No director, executive officers or affiliate of ours or owner of record or beneficially of more than five percent of any class of our limited partner units is a party adverse to us or has a material interest adverse to us in any proceeding.  In the opinion of management, as of June 30, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2010, we issued and sold approximately 219 Class A limited partnership units to our partners at a purchase price of $100.00 per unit.

Exemption from registration for Sales of Restricted Securities
None of these sales were registered with the SEC.  Each of these sales were deemed to be exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereof, as transactions by an issuer not involving a public offering.  No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities.  The purchasers of the securities in each transaction were accredited investors as defined in Regulation D, and such purchasers made representations to us regarding their status as accredited investors and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  Registration of sales to accredited investors is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation.  All purchasers were provided a private placement memorandum containing all material information concerning the partnership and the offering.  All purchases were made with cash and the total amount of cash consideration for those securities was approximately $21,900.

Use of Proceeds of Registered Securities
The proceeds from the sale of limited partnership units have been used to provide equity in our AHTS vessel entities and to provide funding for our operating activities.

Item 6. Exhibits

Exhibit Number	Title of Document
10.1
Loan Agreement, dated effective as of June 17, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Capt. Alfred Hartmann, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.2
Addendum to the Shipbuilding Contract – Usedom, dated June 17, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Usedom” KG (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.3*	Addendum to the Shipbuilding Contract – Neuwerk, dated June 22, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Neuwerk” KG.

10.4*	Addendum to the Shipbuilding Contract – Sylt, dated June 25, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Sylt” KG.

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer

32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer

32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer

*	Filed herewith.

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
Date: August 16, 2010

Exhibits

Exhibit Number	Title of Document
10.1
Loan Agreement, dated effective as of June 17, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Capt. Alfred Hartmann, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.2
Addendum to the Shipbuilding Contract – Usedom, dated June 17, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Usedom” KG (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.3*	Addendum to the Shipbuilding Contract – Neuwerk, dated June 22, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Neuwerk” KG.

10.4*	Addendum to the Shipbuilding Contract – Sylt, dated June 25, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Sylt” KG.

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer

32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer

32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer

*	Filed herewith.