Form 10-Q
period 2010-09-30
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2010-11-15
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

PART I. Financial Information

Item 1. Financial Statements

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2010	2009

ASSETS
Cash	$3,390,220	$18,267,260
Cash held in escrow	25,000	-
Related party receivables	145,403	1,949,363
Due from charterers	9,573,450	3,263,009
Other receivables	352,693	28,788
Prepaid assets	89,406	214,490
Current derivative assets	41,482	2,773,820
Other current assets	897,037	1,142,499
Current assets	14,514,691	27,639,229

Vessels	516,058,359	168,478,062
Vessel construction in progress	-	111,152,161
On board equipment	19,220,635	11,912,779
	535,278,994	291,543,002
Less accumulated depreciation	(18,927,344)	(5,003,164)
Vessels and equipment, net	516,351,650	286,539,838

Investment in unconsolidated entities	2,231,825	2,977,432
Deferred loan fees, net	3,182,138	3,554,818
Derivative assets, net of current portion	35,943	2,797,433
Long-term related party receivable	909,723	-
Other assets	-	207
Total assets	$537,225,970	$323,508,957

LIABILITIES AND EQUITY
Accounts payable and other accrued liabilities	$7,712,177	$15,400,959
Vessel construction installments payable	-	65,019,372
Accrued interest payable	2,710,928	173,608
Due to related party	1,731,274	852,663
Unaccepted equity contributions	25,000	-
Current derivative liabilities	11,044,138	4,522,274
Current portion of long-term debt	35,779,986	17,858,391
Current portion of note payable to related party	449,000	-
Current liabilities	59,452,503	103,827,267

Long-term derivative liabilities	21,591,939	5,007,963
Long-term payable to related party	2,382,100	-
Notes payable to related party	-	477,500
Long-term debt, net of current portion	419,539,299	140,527,679
Total liabilities	502,965,841	249,840,409

Commitments and contingencies

III to I Maritime Partners Cayman I, L.P. partners' equity:
General partner	102,914	514,138
Class A limited partners (units issued and outstanding:
September 30, 2010 - 615,885, December 31, 2009 - 612,244)	11,311,420	36,459,320
Class B limited partners (units issued and outstanding:
September 30, 2010 - 84,313, December 31, 2009 - 84,313)	1,286,929	4,789,036
Class D limited partners (units issued and outstanding:
September 30, 2010 - 2,000, December 31, 2009 - 2,000)	(188,328)	(105,253)
Accumulated other comprehensive (loss) income	(1,814,978)	6,456,857
III to I Maritime Partners Cayman I, L.P. partners' equity	10,697,957	48,114,098
Non-controlling interest	23,562,172	25,554,450
Total equity	34,260,129	73,668,548

Total liabilities and equity	$537,225,970	$323,508,957

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Time charter revenue	$17,283,060	$5,886,791	$38,366,324	$11,105,681

Operating expenses:
Vessel operating expenses	13,489,401	3,692,518	29,849,970	7,894,193
Depreciation expense	6,595,787	1,485,303	13,715,739	2,573,269
Professional fees	725,177	549,205	1,756,675	2,489,317
Brokerage and representation fees	-	232,408	-	560,533
Other operating expenses	415,255	197,167	1,222,508	430,250
Total operating expenses	21,225,620	6,156,601	46,544,892	13,947,562

Operating loss	(3,942,560)	(269,810)	(8,178,568)	(2,841,881)

Other income (expense):
Interest income	168,851	70,387	279,103	935,719
Gain on extinguishment of debt	-	-	5,300,000	-
Interest expense	(6,284,217)	(563,937)	(12,180,947)	(2,404,448)
Net loss on interest rate swaps	(3,375,998)	(6,199,724)	(22,293,395)	(9,767,863)
Foreign currency transaction gain (loss)	(3,801,347)	407,429	(1,010,798)	180,601
Equity in loss of unconsolidated entities	(287,570)	(284,897)	(576,484)	(593,926)
Total other expense	(13,580,281)	(6,570,742)	(30,482,521)	(11,649,917)

Net loss	(17,522,841)	(6,840,552)	(38,661,089)	(14,491,798)
Net loss attributable to the non-controlling interest	3,997,709	1,344,176	10,005,996	2,331,361
Net loss attributable to III to I Maritime
Partners Cayman I, L.P.	(13,525,132)	(5,496,376)	(28,655,093)	(12,160,437)
Less general partner interest in net loss	(188,285)	(78,078)	(399,324)	(176,520)
Limited partner interest in net loss	$(13,336,847)	$(5,418,298)	$(28,255,769)	$(11,983,917)

Net loss per general partner unit:
Basic and diluted	$(19.02)	$(7.89)	$(40.34)	$(17.83)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(19.02)	$(7.89)	$(40.34)	$(17.83)
Weighted average limited partner units outstanding	701,251	687,016	700,527	672,125

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

Contributions, net of syndication costs	(11,900)	(373,566)	(101,342)	(2,405)	-	10,514,036	10,024,823

Net loss	(399,324)	(24,774,334)	(3,400,765)	(80,670)	-	(10,005,996)	(38,661,089)

Forward currency exchange contracts	-	-	-	-	(4,023,991)	(1,341,330)	(5,365,321)

Foreign currency translation adjustment	-	-	-	-	(4,247,844)	(1,158,988)	(5,406,832)

Balance at September 30, 2010	$102,914	$11,311,420	$1,286,929	$(188,328)	$(1,814,978)	$23,562,172	$34,260,129

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Operating activities:
Net loss	$(38,661,089)	$(14,491,798)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	13,715,739	2,573,269
Amortization of deferred loan fees	187,565	24,467
Foreign currency transaction (gain) loss	(686,167)	1,775,465
Net gain on forward currency exchange contracts	(267,471)	(1,956,066)
Net loss on interest rate swaps	22,293,395	9,767,864
Settlement of hedge instruments	1,964,436	-
Gain on extinguishment of debt	(5,300,000)	-
Equity in loss of unconsolidated entities	576,484	593,926
Payment of interest on Berenberg Facility	-	(4,109,718)
Changes in assets and liabilities:
Due from charterers	(6,474,582)	(2,205,941)
Other receivables	(325,354)	174,079
Prepaid and other assets	302,930	(542,572)
Accounts payable and accrued liabilities	(5,269,415)	6,803,211
Accrued interest payable	2,543,069	(291,375)
Net cash used in operating activities	(15,400,460)	(1,885,189)

Investing activities:
Net related party receivable	893,102	(118,692)
Advances for vessel acquisitions	(312,243,185)	(82,842,251)
Purchase of on board equipment	(7,907,111)	(7,147,349)
Decrease in restricted cash	-	55,967,374
Net cash used in investing activities	(319,257,194)	(34,140,918)

Financing activities:
Proceeds from Berenberg Facility	-	1,314,005
Repayments on Berenberg Facility	-	(55,435,008)
Proceeds from NORD/LB Sr. Loan	286,239,940	102,282,624
Repayments on NORD/LB Sr. Loan	(16,896,107)	(3,196,332)
Proceeds from borrowing on NORD/LB Credit Facility	1,391,445	-
Proceeds from RHKG Loan Agreements	23,773,358	-
Proceeds from Hartmann Loans	9,011,144	-
Net proceeds from borrowing on Asia Hartmann Loans	6,414,199	-
Deferred loan fees	-	(9,527)
Repayment of related party note payable	(28,500)	(11,513,487)
Net accounts payable to related party	921,504	7,501,011
Contributions from partners	339,100	5,542,172
Unaccepted equity contributions	25,000	(289,500)
Syndication costs	(457,151)	(1,597,500)
Contributions from non-controlling interests	10,798,474	5,897,680
Distributions to non-controlling interests	-	(689,986)
Net cash provided by financing activities	321,532,406	49,806,152

Effect of exchange rate changes on cash	(1,751,792)	2,626,103

Net (decrease) increase in cash	(14,877,040)	16,406,148
Cash, beginning of period	18,267,260	2,222,196
Cash, end of period	$3,390,220	$18,628,344

Non-cash financing and investing activities:
Vessel construction installments financed through accounts payable	$-	$29,499,771
Deposits on asset acquisition financed through assumption of payable	$-	$5,300,000
Construction in progress reclassed to delivered vessels	$105,560,819	$35,762,585
Related party receivables and accrued interest reclassed to long-term receivable	$909,723	$-
Syndication costs reclassed to long-term payable	$2,382,100	$-
Syndication costs financed through accounts payable	$-	$2,371,200

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(17,522,841)	$(6,840,552)	$(38,661,089)	$(14,491,798)

Foreign currency exchange forward contracts	8,756,323	4,935,865	(5,365,321)	7,688,972

Foreign currency translation adjustment	5,192,687	2,433,472	(5,406,832)	3,466,111

Comprehensive income (loss)	$(3,573,831)	$528,785	$(49,433,242)	$(3,336,715)

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

The accompanying unaudited consolidated interim financial statements have been prepared in accordance with the rules applicable to Form 10-Q and include all information and footnotes required for interim financial statement presentation, but do not include all disclosures required under accounting principles generally accepted in the United States (“U.S. GAAP”) for complete financial statements. In the opinion of management, these financial statements include all adjustments, consisting only of normal recurring adjustments and accruals, that in our opinion are necessary for a fair presentation of our financial position as of September 30, 2010 and December 31, 2009, and the results of operations for the three and nine months ended September 30, 2010 and 2009 and cash flows for the nine months ended September 30, 2010 and 2009. These financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 as filed with the SEC. Interim results of operations are not necessarily indicative of the results to be expected for the full year.

Our functional currency is the U.S. dollar. However, the functional currency of many of our subsidiaries is the Euro. All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been translated to Euros (“EUR”) following the USD amount. Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of September 30, 2010. Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred. When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used. When comparisons are made related to statement of operations amounts, the average exchange rate for the given period is used.

Nature of the Business

Cayman I, a Cayman Islands exempted limited partnership, was formed October 18, 2006. Cayman I and its consolidated subsidiaries were formed for the primary purpose of acquiring, managing and operating maritime vessels. Our primary focus has been the purchase and operation of nine anchor-handling tug supply (“AHTS”) vessels, but we also purchased a non-controlling interest in two multipurpose bulk carrier vessels (“mini-bulkers”). As of September 30, 2010, delivery of all nine of our AHTS vessels had occurred from the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”) in Italy. We are also authorized to engage in other activities if III to I International Maritime Solutions Cayman, Inc., a Cayman Islands exempted company with limited liability (“General Partner”), believes such activities will benefit our core business of shipping operations. We are currently authorized to issue Class A, Class B, Class C and Class D limited partner units as well as general partner units. To date we have issued Class A, Class B and Class D limited partner units and general partner units.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

Delivery of our AHTS vessels occurred as follows:

AHTS SPV	Vessel Name	Date Delivered
6160 – MS Juist	UOS Atlantis	February 27, 2009
6161 – MS Norderney	UOS Challenger	May 28, 2009
6162 – Isle of Baltrum	UOS Columbia	October 2, 2009
6163 – Isle of Langeoog	UOS Discovery	February 16, 2010
6168 – Isle of Amrum	UOS Endeavour	March 11, 2010
6169 – Isle of Sylt	UOS Enterprise	July 2, 2010
6171 – Isle of Wangerooge	UOS Explorer	March 15, 2010
6172 – Isle of Neuwerk	UOS Freedom	June 29, 2010
6173 – Isle of Usedom	UOS Liberty	June 23, 2010

Initially, we owned approximately 96% of the units of I-A Suresh Capital Maritime Partners Limited, a limited liability company formed under the laws of Cyprus (our “Cyprus Subsidiary”). On April 28, 2009, having received approval from our limited partners, we underwent a reorganization in order to simplify our ownership structure, streamline the calculation of allocations and distributions by incorporating economic rights in our Second Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”) that formerly resided in the organizational documents of our Cyprus Subsidiary and simplify the financial statements by eliminating the non-controlling interest component related to the Cyprus Subsidiary. The reorganization was effective on April 1, 2009. Pursuant to the reorganization, one of the non-controlling unitholders in our Cyprus Subsidiary contributed its units in the Cyprus Subsidiary for newly created Class D units of Cayman I. The newly created Class D units are structured to represent, in total, substantially the same allocation rights in the results of operations and similar rights of control as the interest in the Cyprus Subsidiary which was the consideration for their issuance. Our general partner, the other non-controlling unitholder, contributed its units in the Cyprus Subsidiary in exchange for the contribution by the other unitholder and the adoption of the Partnership Agreement. As a result of the reorganization, we now own 100% of our Cyprus Subsidiary.

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

In May 2007, we acquired a 75% limited partnership interest in 12 separate special purpose entities (“SPVs”), each a Kommanditgesellschaft (“KG”), German limited partnership, in order to secure a position in 12 AHTS vessels available from the Fincantieri Shipyards in Italy with expected deliveries through 2010. The remaining 25% of each SPV is owned by Reederei Hartmann GmbH & Co. KG (“Reederei Hartmann”), a Hartmann Group company, and affiliates of Reederei Hartmann. Additionally, Hartmann Offshore GmbH (“Hartmann Offshore”), a Hartmann Group company, was retained to provide management services for our AHTS vessels. Each SPV was formed for the purpose of acquiring, managing and operating a single AHTS vessel. In December 2007 and January 2008, we transferred our interest in three of the 12 AHTS SPVs for their approximate carrying value to our affiliate, FLTC Fund I.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

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

Cash
Our cash balance will from time to time include amounts which may be subject to the conditions under the agreement with Norddeutsche Landesbank Girozentrale (“Nord/LB”) for the senior loan facility (“Senior Loan”). The Nord/LB Senior Loan conditions for each SPV prohibit us from making distributions unless payment of any AHTS vessels’ operating costs and all amounts due and payable under the Senior Loan are secured for a 12 month period via either cash reserves or charter coverage.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

Due from Charterers
Customer obligations due under normal trade terms are recorded as due from charterers. An allowance for doubtful accounts would represent our estimate of the amount of probable credit losses existing in our accounts receivable. We have a limited number of customers with individually large amounts due at any given date. Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. We regularly review all aged accounts receivable for collectability and establish an allowance as necessary for individual customer balances. As of September 30, 2010 and December 31, 2009, we had recorded no allowance for doubtful accounts.

Derivatives
We account for derivatives and derivatives classified as hedges in accordance with FASB ASC 815, Derivatives and Hedging. All our derivative and hedge positions are stated at fair value on our consolidated balance sheet.

Realized and unrealized gains and losses related to our foreign currency exchange contracts not classified as hedges are reported in our consolidated statements of operations in foreign currency transaction gain (loss). Gains and losses related to foreign currency exchange contracts designated for hedge accounting are included in foreign currency transaction gain (loss) on the consolidated statement of operations to the extent they are ineffective, with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income (loss) on the consolidated balance sheet. The gain or loss related to changes in the fair value of our interest rate swap contracts, none of which are classified as hedges, is reported in loss on interest rate swaps on the consolidated statement of operations.

Vessels and Equipment
Vessels are stated at cost less accumulated depreciation. Vessel costs include acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage. On board equipment represents all the equipment required to operate a vessel. Vessels, net of salvage value, and on board equipment are depreciated on a straight-line basis over their estimated useful lives, which have been determined to be 20 years and 10 years, respectively, from the initial delivery date from the shipyard.

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

Impairment of Long-Lived Assets
We assess long-lived assets for recoverability in accordance with FASB ASC 360, Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. These evaluations for impairment are significantly impacted by estimates of revenues, costs, expenses and other factors. If these assets are considered to be impaired, the impairment to be recognized is calculated as the excess of the asset’s carrying value over its estimated fair value. As of December 31, 2009, we evaluated our intentions with respect to the chemical tanker and determined that the asset was impaired. We therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of this asset to zero in December 2009. No indicators of potential impairment were noted for the period ended September 30, 2010.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

Deferred Loan Fees
Costs incurred in connection with the issuance of debt have been capitalized and are being amortized on an effective interest basis to interest expense over the life of the related debt agreements. Deferred loan fees at September 30, 2010 and December 31, 2009 amounted to $3,182,138 and $3,554,818, respectively, net of accumulated amortization of $254,149 and $63,482, respectively.

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

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a charterer and we are responsible for all crewing, insurance and other operating expenses. Time charters may be long term charters for six months to several years, or short-term charters, typically called “spot charters” measured in days or weeks. Our AHTS SPVs participate in a pool arrangement (“UOS AHTS Pool”) with three SPVs to be owned by FLTC Fund I under which they will pool their revenue less voyage expenses (“Voyage Results”). Revenue from charters, including any mobilization fees, is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured. Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period. Our pooling arrangement under the UOS AHTS Pool will not have any bearing on our revenue until such time as one of the vessels to be owned by FLTC Fund I begins to participate in the UOS AHTS Pool. The first of FLTC Fund I’s vessels was delivered September 21, 2010, and is expected to begin to participate in the UOS AHTS Pool in the fourth quarter 2010, along with the other two vessels of FLTC Fund I, which were delivered October 12th and October 27th, respectively. After such time, our revenue will be recorded taking into account potential pool adjustments for the period.

Five customers represented 85.7% and 90.1%, respectively, of our revenue for the three and nine months ended September 30, 2010. During the three and nine months ended September 30, 2009, two customers represented 100% of our revenue. These customers’ accounts receivable balances represented 74.7% and 100% of our accounts receivable at September 30, 2010 and December 31, 2009, respectively.

Other revenue (i.e. Fuel Revenue, Oil & Lube Revenue, etc.), which is included in charter revenue, is reported gross according to FASB ASC 605 Revenue Recognition, as we are the primary obligor in the arrangement. Whether a supplier or our entity is responsible for providing the product or service desired by the charterer is a strong indicator of our entity’s role in the transaction. If we are responsible for fulfillment, including the acceptability of the products or services ordered or purchased by the charterer, that fact is a strong indicator that we have risks and rewards of a principal in the transaction and that we should record revenue gross based on the amount billed to the charterer. Representations (written or otherwise) made by our entity during marketing and the terms of the sales contract generally will provide evidence as to whether we or the supplier is responsible for fulfilling the ordered product or service. Due to these indications of our role as primary obligor, the revenue is recorded gross based on the amount billed to the charterer.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

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

During the three and nine months ended September 30, 2010 and 2009, we incurred a foreign currency transaction gain (loss) of ($3,801,347) and ($1,010,798) and $407,429 and $180,601, respectively. These amounts include the effect of changes in the valuation of the forward currency exchange contracts as well as translation of certain cash deposit balances held in EUR to USD at the reporting dates.

Included in accumulated other comprehensive income (loss) at September 30, 2010 and December 31, 2009 are the cumulative changes in foreign currency translation adjustments representing a gain (loss) of ($1,615,410) and $2,632,434, respectively, which resulted from the translation of our financial statements from the functional currency of EUR to the reporting currency of USD.

We exclude foreign currency transaction gains and losses resulting from intercompany foreign currency transactions that are long-term in nature from the determination of net income (loss).

Income Taxes
We are not subject to U.S. federal or state income taxes. Our taxable income and losses are reported on the income tax returns of the respective partners and non-controlling unitholders. Based on the current structure and activity of the Cyprus Subsidiary and on current tax laws in Cyprus, the Cyprus Subsidiary is subject to income tax in Cyprus. The German Subsidiary is treated as a German corporation for tax purposes and is subject to German corporate income taxes.

German income taxes are accounted for under FASB ASC 740, Income Taxes, which requires an assets and liabilities approach to financial accounting and reporting for deferred income taxes. Deferred income taxes and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances may be established to reduce deferred taxes to the amount expected to be realized. We had no deferred taxes as of September 30, 2010 and December 31, 2009.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, which amends ASC 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted. The adoption of this ASU is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

2.     Maritime Vessels

As of September 30, 2010, the construction and delivery of all nine AHTS vessels which we committed to purchase was complete. The cost of each AHTS vessel ranged from $50,724,710 (EUR 37,264,700) to $59,300,313 (EUR 43,564,732) for a total acquisition cost of $497,629,060 (EUR 365,581,149). Under the contracts, installments were due upon certain milestones being met during the construction. Approximately 30% of the total construction costs required deposits, some of which were funded with equity while others were funded through draws on our former credit facility with Berenberg Bank, loans from Reederei Hartmann and their affiliates, and our Senior Loan. Amounts drawn on our Senior Loan required either that each AHTS SPV be fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB. A guarantee from Reederei Hartmann, our primary non-controlling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I, (“Hartmann Guarantee”) in the amount of $45,932,786 (EUR 32,046,875) was outstanding at December 31, 2009. There is no outstanding amount under the Hartmann Guarantee at September 30, 2010. As of September 30, 2010 and December 31, 2009, we incurred $535,278,994 and $291,543,002, respectively, in connection with the acquisition of the AHTS vessels and on board equipment.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of similar vessels, on April 9, 2010, we elected to abandon our option to purchase the chemical tanker. We recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907. On April 9, 2010, we abandoned our option to acquire the tanker, and under the terms of the Amended MOA, we became subject to the $3,000,000 in liquidated damages and the principal balance of $5,300,000 due under the facility was extinguished, and we therefore recognized a gain on the extinguishment of debt of $5,300,000. The result is a net loss between these two events of approximately $4,574,907, which in the end represents liquidating damages of $3,000,000, plus the loss of our capitalized costs approximating $1,574,907. In addition, we recognized interest expense on the Schulte Group Facility for the period ended September 30, 2010 totaling $62,946.

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

These investments are accounted for under the equity method. As such, assets, liabilities and results of operations are not consolidated with our operations. Rather, the net investment in the mini-bulker SPVs is presented on our consolidated balance sheet in investment in unconsolidated entities as a single line item and includes our equity contributions, distributions and interest in the income or loss of each SPV. The results of operations for the mini-bulkers SPVs for the given period are presented on our consolidated statements of operations in equity in loss of unconsolidated entities.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

The following presents summarized financial information for the unconsolidated entities, in dollars:

	September 30,	December 31,
	2010	2009

Assets	$24,680,218	$24,901,430

Liabilities	$20,028,355	$18,722,777
Equity	4,651,863	6,178,653
Total liabilities and equity	$24,680,218	$24,901,430

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

For the Period
Revenue	$980,351	$1,909,989	$5,470,367	$4,944,435
Expenses	(1,567,139)	(2,491,411)	(6,646,775)	(6,156,529)
Net loss	$(586,788)	$(581,422)	$(1,176,408)	$(1,212,094)

Interest in net loss of unconsolidated entities	$(287,570)	$(284,897)	$(576,484)	$(593,926)

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

The difference of $47,588 between the amount at which the investment is reflected on our consolidated balance sheet as of September 30, 2010, $2,231,825, and 49% of the equity shown on the financial information above, $2,279,413, is related to the difference in the rates utilized to translate the equity accounts and the investment in unconsolidated entities on our consolidated balance sheet at September 30, 2010.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

4.     Long-Term Debt

	September 30,	December 31,
	2010	2009

RHKG Loan Agreements	$31,008,136	$7,617,990
Hartmann Loan Agreement	9,011,144	-
Hartmann Asia Agreement	6,414,199	-
Nord/LB Facility	408,885,806	145,468,080
Schulte Group Facility	-	5,300,000
Total debt	455,319,285	158,386,070
Current portion of long-term debt	(35,779,986)	(17,858,391)
Total debt classified as long-term	$419,539,299	$140,527,679

German Subsidiary Loans
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

SEPTEMBER 30, 2010

(Unaudited)

In connection with each of the loans from RHKG with respect Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, RHKG obtained the funds for their loan to our German Subsidiary pursuant to a loan on nearly identical terms from Fincantieri, the shipyard constructing the vessels.

During the three and nine months ended September 30, 2010, we incurred interest expense of $451,801 (EUR 350,179) and $1,146,718 (EUR 870,705), respectively, related to the RHKG Loan Agreements. Accrued interest of $1,293,725 (EUR 950,430) was outstanding at September 30, 2010.

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

These capital contributions allowed us to draw on the Senior Loan Facility, and as a result, the vessels UOS Liberty and UOS Freedom were delivered on June 23 and June 29, 2010, respectively, to our AHTS SPVs Isle of Usedom and Isle of Neuwerk, and the vessel UOS Enterprise was delivered to our AHTS SPV Isle of Sylt on July 2, 2010.

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

We are subject to various warranties, representations, and covenants under the Hartmann Loan Agreement, such as limitations on our entering into asset dispositions or restructuring arrangements unreasonably detrimental to Capt. Hartmann’s security interest in the AHTS SPVs, and the reserving of distributions received from an involved AHTS SPV for repayment of the Hartmann Loan Agreement.

During the three and nine months ended September 30, 2010, we incurred interest expense of $130,964 (EUR 101,507) and $152,574 (EUR115,850). Accrued interest of $157,695 (EUR 115,850) was outstanding at September 30, 2010.

AHTS SPV Loans
Hartmann Asia Loan Agreement

On August 31, 2010, our AHTS SPV Isle of Usedom entered into a loan agreement (“Hartmann Asia Loan Agreement”) with Hartmann Asia Holding PTE Ltd (“Hartmann Asia”), a member of the Hartmann Group and an affiliate of the non-controlling interest holders of our AHTS SPVs. Pursuant to the Hartmann Asia Loan Agreement, Hartmann Asia loaned a total of $6,000,000 to Usedom. Related to the Hartmann Asia Loan Agreement, an inter-creditor agreement was also entered into between our AHTS SPV Isle of Usedom, Hartmann Asia, and Nord/LB on August 31, 2010, confirming the Hartmann Asia Loan Agreement as subordinate to the Senior Loan. On September 27, 2010, Addendum No. 1 to the Hartmann Asia Loan Agreement was entered into, which increased the loan by $3,400,000, to a total of $9,400,000.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

The loan proceeds will fund operating activities, including interest and redemption payments to Nord/LB, of the AHTS SPV Isle of Usedom, as well as providing funds for similar purposes to the other either AHTS SPVs via loans between the AHTS SPVs. The agreement calls for interest to be calculated at 6% per annum. There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period. See Note 10 for more information.

During the three and nine months ended September 30, 2010, we incurred interest expense of $30,472 (EUR 23,618). Accrued interest of $32,149 (EUR 23,618) was outstanding at September 30, 2010.

Nord/LB Facility

On December 19, 2008, we entered into a $572,479,884 (EUR 420,570,000) Senior Loan with Nord/LB as administrative agent, with a term of 12 years from the delivery of each AHTS vessel. The proceeds from the loan were initially to be used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV. A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $114,495,977 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years. However, in no case can the total loans be in excess of 75% of the aggregate costs of all ships covered by the Senior Loan.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus the three AHTS vessels purchased or being purchased by FLTC Fund I. The 12 ships serve individually and collectively as the collateral for the Senior Loan, and the AHTS SPVs have joint and several liability. In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year. An agency fee of $13,612 (EUR 10,000) per ship was due each year payable at the end of each quarter until the delivery of the applicable ship. After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, is $6,806 (EUR 5,000) per year per vessel until the Senior Loan is paid in full. There is also a financial guarantee for up to 70% of the loan balance issued by S.P.A. of Roma, Italy, which is the Italian export credit and reinsurance agency (“SACE”).

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate. For the portion of the Senior Loan not guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost to be determined prior to each drawdown. For the portion of the Senior Loan that is guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum. With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum. Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation. Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,361,200 (EUR 1,000,000). If interest incurred exceeds $1,361,200 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to six months.

On January 31, 2009, in order to comply with the conditions of the Senior Loan, we passed a Resolution increasing the total share capital of one of our AHTS SPVs, Isle of Usedom, from $17,378,550 (EUR 13,500,000) to $48,917,400 (EUR 38,000,000) based on the exchange rate at January 31, 2009. This resulted in an increase in our capital commitment to Isle of Usedom from $13,782,150 (EUR 10,125,000) to $38,794,200 (EUR 28,500,000), based on current exchange rates.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

The drawdowns on the Senior Loan to date as of September 30, 2010 are as follows:

AHTS SPV	AHTS Vessel	Date of Drawdown	Proceeds
MS Juist	UOS Atlantis	February 25, 2009	$44,689,067
MS Norderney	UOS Challenger	May 25, 2009	$49,080,519
Isle of Baltrum	UOS Columbia	October 2, 2009	$51,120,284
Isle of Langeoog	UOS Discovery	February 15, 2010	$47,790,771
Isle of Amrum	UOS Endeavour	March 10, 2010	$47,629,553
Isle of Wangerooge	UOS Explorer	March 12, 2010	$47,871,380
Isle of Neuwerk	UOS Freedom	June 25, 2010	$43,175,015
Isle of Usedom	UOS Liberty	June 22, 2010	$43,413,338
Isle of Sylt	UOS Enterprise	July 1, 2010	$42,936,692

On October 28, 2010, Nord/LB and ATL Offshore GmbH & Co., which acts as the personally liable partner of each of our AHTS SPVs, entered into an addendum (“Addendum No. 1”) to our Nord/LB Senior Loan. The terms of Addendum No. 1 were effective as of September 17, 2010.

Among other changes, Addendum No. 1 allows our nine AHTS SPVs and the three AHTS SPVs of FLTC Fund I, which are the co-borrowers with joint and several liability under the Senior Loan, to make loans to one another for the purpose of covering any liquidity shortfalls of the AHTS SPVs. Such intra AHTS SPV loans are also to be used for the purpose of financing any shortfall in the actual amount available under the last tranche of the Senior Loan, and the amount required to allow one of our affiliate’s AHTS SPVs to take delivery of the last AHTS vessel.

In addition, Addendum No. 1 adds a requirement that, in the event the average fair market value of the three vessels to be acquired by the SPVs of our affiliate is less than the average fair market value of the vessels held by our nine AHTS SPVs, would require a portion of the senior loans applicable to the AHTS SPVs of our affiliate to be repaid or additional security acceptable to Nord/LB to be provided, prior to any distributions being permitted from any of the AHTS SPVs.

Addendum No. 1 also changes a clause in the Nord/LB Loan, to remove the restriction previously present which limited the ownership of RHKG to 25%, and required our ownership to remain at 75%.

On September 21, 2010, a KG owned by FLTC Fund I accepted delivery of one AHTS vessel. Related to the delivery of this vessel, FLTC Fund I accepted a drawdown on the Senior Loan of $45,758,016 (EUR 35,047,500) on September 20, 2010.

At September 30, 2010 and December 31, 2009, a total of $455,201,020 (EUR 334,411,563) and $145,468,080 (EUR 101,491,719), respectively, was outstanding under the Senior Loan.  Of this amount, $47,706,657 (EUR 35,047,500) is related to the AHTS SPVs of FLTC Fund I, and the remaining amount of $407,494,363 (EUR 299,364,063) is related to our AHTS SPVs.  This amount bears an effective interest rate of 2.736% and 2.791% as of September 30, 2010 and December 31, 2009, respectively.  The outstanding balance will be due in full in June 2022.  During the three and nine months ended September 30, 2010 and 2009, we incurred interest of $2,620,051 (EUR 2,030,732) and $5,646,796 (EUR 4,287,620) and $784,842 (EUR 549,147) and $1,474,323 (EUR 1,078,589), respectively, related to the drawdowns on the Senior Loan.  Accrued interest of $1,207,868 (EUR 887,355) and $590,725 (EUR 412,143) was outstanding at September 30, 2010 and December 31, 2009, respectively.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

The following presents summarized combined financial information for the three AHTS SPVs of FLTC Fund I:

September 30,
2010

Assets	$125,108,378

Liabilities	$87,617,169
Equity	37,491,209
Total liabilities and equity	$125,108,378

Nine Months Ended September 30,
2010

Revenue	$-
Expenses	(10,289,189)
Net loss	$(10,289,189)

During the three months ended September 30, 2010, we elected to draw on the Revolving Credit Facility, which allows us to make draws at each quarterly principal redemption date to result in a net principal payment based on a loan amortization of 15 years versus the 12 years under the Senior Loan.  At September 30, 2010, a total of $1,391,444 (EUR 1,022,219) was outstanding under the Revolving Credit Facility with an effective interest rate of 3.295%.  The outstanding balance will be due in full in June 2025.  During the three and nine months ended September 30, 2010, we incurred interest of $2,969 (EUR 2,301) related to the drawdowns on the Revolving Credit Facility.  Accrued interest of $3,132 (EUR 2,301) was outstanding at September 30, 2010.

We are subject to various covenants for the duration of the Senior Loan, associated, for example, with the amount of capital infusions from outside investors into the AHTS SPVs, limits on additional financing, restrictions of cargo and weapons, directives regarding the structure and duration of charters related to the AHTS vessels, and certain restrictions on distributions.

A summary of the total interest incurred, capitalized and expensed is shown below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Interest capitalized to vessel construction in progress:
Beginning of period	$1,083,175	$2,872,169	$4,581,469	$3,448,928
Currency translation change related to beginning balance	612,174	133,093	(314,372)	121,105
Interest incurred	6,522,133	1,360,842	13,991,935	3,795,361
Interest expense	(6,284,217)	(563,937)	(12,180,947)	(2,404,448)
Amount reclassed to delivered vessels	(1,933,265)	(44,873)	(6,078,085)	(1,203,652)
End of period	$-	$3,757,294	$-	$3,757,294

Interest paid	$5,381,292	$1,336,824	$10,358,319	$3,177,335
Interest added to principal on borrowings	$-	$24,017	$-	$618,026

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

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

On March 6, 2009 and March 11, 2009, respectively, two of our AHTS SPVs, MS Juist and MS Norderney, entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The original notional amount of these forward currency exchange contracts was $10,800,000 and $7,500,000, respectively.  The contract for MS Juist covered the one year period beginning May 26, 2009 through May 26, 2010 and the contract for MS Norderney covered the period from May 20, 2009 through November 26, 2009.  These contracts were not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

Between March 27, 2009 and May 25, 2009, our AHTS SPVs entered into interest rate swap agreements, which began between February 2010 and March 2010 and expire between February 2019 and April 2020, in order to hedge the risk of rising interest rates related to the Senior Loan, which is based on the three-month EURIBOR rate.  The total notional value of these agreements is $408,488,251 (EUR 300,094,219) at September 30, 2010.  Through these agreements, we have effectively fixed our debt service cost related to our AHTS SPVs for the period covered by the agreement at rates between 3.465% and 3.885% plus the applicable margin and funding costs.  By entering into these interest rate swap agreements, we are protecting against interest rate fluctuations on the variable three-month EURIBOR rate component of the outstanding borrowings under our Senior Loan which matures in June 2022.  The interest rate swaps contain no credit-risk-related contingent features and are not collateralized.  These instruments are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

During the current year, seven of our AHTS SPVs amended their former interest rate swap agreements, to adjust the start dates to coincide with the delivery dates of the vessels.

	May 25, 2009 Agreements				New Agreements
	Start Date	End Date	Notional Amt.	Fixed Rate	Start Date	End Date	Notional Amt.	Fixed Rate
MS Baltrum	03/30/10	09/30/19	33,587,188	3.705%	04/01/10	10/01/19	33,587,188	3.705%

MS Langeoog	05/31/10	11/30/19	33,587,188	3.750%	05/17/10	11/15/19	33,587,188	3.748%

MS Amrum	03/31/10	12/31/19	34,317,344	3.720%	03/10/10	12/10/19	34,317,344	3.717%

MS Sylt	07/15/10	04/15/20	34,317,344	3.865%	07/15/10	04/01/20	35,047,500	3.865%

MS Wangerooge	04/30/10	01/31/20	34,317,344	3.760%	03/12/10	12/12/19	34,317,344	3.715%

MS Neuwerk	06/30/10	03/31/20	34,317,344	3.845%	07/13/10	03/25/20	35,047,500	3.845%

MS Usedom	07/30/10	04/30/20	34,317,344	3.885%	07/30/10	03/23/20	35,047,500	3.885%

On May 11 and May 22, 2009, our AHTS SPVs entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The forward currency exchange contracts, which have been designated for hedge accounting under FASB ASC 815, Derivatives and Hedging, have a notional value totaling $81,000,000 at September 30, 2010.  The contracts run from December 2009 through December 2011.

On March 3, 2010, our AHTS SPVs entered into forward exchange contracts to adjust for anticipated currency needs between USD and EUR.  The notional value of the contracts totals $20,250,000 at September 30, 2010.  The contracts run from April 2010 through December 2011.  These contracts are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

Derivative instruments, including those classified as hedges, are reported as either assets or liabilities at their individual fair values, and the amounts are classified as short term where appropriate. The offset is dependent upon the nature of the derivative, and whether or not it is designated as a hedge. The change in the fair value of our interest rate swaps, none of which are classified as hedges, is included in loss on interest rate swaps on the consolidated statement of operations. Changes in the value of forward currency exchange contracts not classified as hedges are offset to foreign currency transaction gain (loss) on the consolidated statement of operations. Changes in the fair value of forward currency exchange contracts classified as hedges are recognized as gains or losses. Such gains or losses are included in foreign currency transaction gain (loss) on the consolidated statement of operations to the extent that testing shows them to be ineffective, with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income on the consolidated balance sheet. For purposes of testing our derivatives classified as hedges, no portion of the contracts was excluded from testing.

The fair value of our derivative instruments as of September 30, 2010 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$-	$-	$368,811	$174,846

Not designated as hedging instruments:
Forward currency exchange contracts	41,482	35,943	-	-
Interest rate swap agreements	-	-	10,675,327	21,417,093

Total derivatives	$41,482	$35,943	$11,044,138	$21,591,939

The fair value of our derivative instruments as of December 31, 2009 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$2,271,928	$2,797,433	$-	$-

Not designated as hedging instruments:
Forward currency exchange contracts	501,892	-	-	-
Interest rate swap agreements	-	-	4,522,274	5,007,963

Total derivatives	$2,773,820	$2,797,433	$4,522,274	$5,007,963

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

For the three and nine months ended September 30, 2010 and 2009, we recognized net gains and (losses) on derivative instruments in our consolidated statement of operations as follows:

Derivatives by hedge	Classification of gains	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
designation	(losses)	2010	2009	2010	2009
Designated as hedging instruments:
Cash flow hedges:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$(1,359,533)	$(12,075)	$(1,964,436)	$(86,543)

Not designated as hedging instruments:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$(2,413,423)	$524,126	$267,470	$2,042,609
Interest rate swap agreements - Unmatured	Loss on interest rate swaps	$(3,375,998)	$(6,199,724)	$(22,293,395)	$(9,767,863)

Interest rate swap agreements - Close-to-Maturity and Matured	Interest expense	$(2,828,824)	$-	$(4,582,883)	$-

For the three and nine months ended September 30, 2010, the foreign currency transaction loss related to forward currency exchange contracts designated as cash flow hedges was $1,359,533 and $1,964,436, respectively, of which a loss of $69,618 and a gain of $7,072 is related to the fair value of the ineffective portion of the forward currency exchange contracts and by a loss of $1,289,915 and $1,971,508 related to matured contracts. As the contracts mature, the fair value amounts related to the effective portion of the unmatured foreign currency forward exchange contracts, which are currently recorded as accumulated other comprehensive income, will be recorded to our consolidated statement of operations under foreign currency transaction gain (loss). The current effective loss portion of $352,748 (EUR 259,145) is expected to be reclassified into net income (loss) in this manner within the next twelve months.

For the three and nine months ended September 30, 2009, the foreign currency transaction loss related to forward currency exchange contracts designated as cash flow hedges was $12,075 and $86,543, which is related to the fair value of the ineffective portion of the forward currency exchange contracts.

For the three and nine months ended September 30, 2010, the foreign currency transaction gain (loss) related to derivatives not designated as hedging instruments is ($2,413,423) and $267,470, respectively. Of these amounts, a gain of $283,796 and $192,559, respectively is related the forward currency exchange contracts not designated as hedging instruments which have matured, and the residual loss of ($2,697,219) and gain of $74,911, respectively is due to the change in fair value of the remaining contracts.

For the three and nine months ended September 30, 2009, the foreign currency transaction gain related to derivatives not designated as hedging instruments is $524,126 and $2,042,609, respectively. Included in both of these amounts is a gain of $610,339 and $806,101, which is related to the matured contracts not designated as hedging instruments. The residual gain (loss) for the three and nine months ended September 30, 2009 of ($86,213) and $1,236,508, respectively is due to the fair value of the remaining contracts.

6.	Related Party Transactions

In April 2008, we entered into an agreement, effective January 1, 2008, to retain Dental Community Management, Inc. (“DCMI”), an entity owned in part by Jason M. Morton, a director and the Chief Financial Officer of our general partner, to perform administrative and professional services (“Services Agreement”). The Services Agreement was amended and restated in June 2008 and January 2009. Pursuant to the most recent amended and restated Services Agreement, the term of such agreement ends on December 31, 2013 with automatic one-year renewal periods thereafter. Under the Services Agreement, DCMI provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services. In exchange for such services, we pay a monthly fixed administrative fee of $100,000.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

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

Effective January 1, 2007, the terms of the Management Agreement were amended. We entered into a letter agreement with SCMH (“Letter Agreement”) which replaced the Management Agreement. The Letter Agreement provided for us to advance funds as a loan, which are unsecured, totaling $3,237,500 to SCMH on a quarterly basis. The Letter Agreement provided for repayment of the advances with interest at a rate equal to 5% per annum. As of September 30, 2010 and December 31, 2009, the amount receivable from SCMH in connection with the Letter Agreement was $909,723 and $1,842,324 , respectively, including accrued interest of $251,907 and $209,340, respectively. During the three and nine months ended September 30, 2010 and 2009, we recognized interest income of $11,707 and $42,567 and $22,669 and $67,872, respectively related to the advances to SCMH.

Effective January 1, 2009, we entered into an Amended and Restated Shareholders’ Agreement in our Cyprus Subsidiary. As a result of this agreement, the Letter Agreement with SCMH was terminated. The repayment terms of the outstanding advances remain unchanged.

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

On March 15, 2010, an additional $31,000 was loaned by us to IMS Holdings, our general partner. As of September 30, 2010, we had amounts receivable of $144,403, including accrued interest income of $13,366, from IMS Holdings related to these short-term advances. During the three and nine months ended September 30, 2010, we recognized interest income of $2,621 and $7,364. This outstanding balance as of September 30, 2010 is unrelated to the chemical tanker.

During October 2008, we were advanced $1,000,000 in the form of a loan from III:I Emerging Market Partners Real Estate Investment Fund I, L.P. (“EMP Fund I”), an affiliate of our General Partner. This loan, which is unsecured, bears interest at a rate of 12% and matures in August 2012. In connection with this loan, we paid a $20,000 commitment fee to EMP Fund I upon execution of the promissory note. This fee was included in interest expense on our consolidated statement of operations. The loan balance at September 30, 2010 and December 31, 2009 was $449,000 and $477,500, respectively. $16,359 and $59,338 of interest was accrued at September 30, 2010 and December 31, 2009. During the three and nine months ended September 30, 2010 and 2009, we incurred interest of $16,359 and $50,641 and $19,688 and $71,128, respectively.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

In May 2007, the AHTS SPVs entered into a ship management agreement with Hartmann Offshore, an affiliate of Reederei Hartmann, the non-controlling interest owner of the AHTS SPVs. The fees are included in vessel operating expenses. For the three and nine months ended September 30, 2010 and 2009, we incurred $569,419 (EUR 441,341) and $1,378,251 (EUR 1,046,508) and $252,130 (EUR 176,413) and $453,118 (EUR 331,493), respectively.

The AHTS SPVs paid technical and commercial management fees to Hartmann Offshore. These fees are included in vessel construction in progress or vessels on our consolidated balance sheet, and as of September 30, 2010 and December 31, 2009 were $6,124,500 (EUR 4,500,000) and $5,195,713 (EUR 3,625,000), respectively.

The AHTS SPVs paid construction fees to Hartmann Offshore. These fees are included in vessel construction in progress or vessels on our consolidated balance sheet, and as of September 30, 2010 and December 31, 2009 totaled $3,062,700 (EUR2,250,000) and $2,149,950 (EUR 1,500,000), respectively.

Each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee would provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel. Under such agreements, the German Subsidiary would have received fees of $680,600 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel. The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited, all of which are affiliates of SCMH. As of September 30, 2010 and December 31, 2009, we had incurred to date $4,594,050 (EUR 3,375,000) and $3,896,784 (EUR 2,718,750), respectively, in syndication costs. These costs are translated using historical rates and they are included as an offset to non-controlling interest and partners’ equity on our consolidated balance sheet.

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

The estimated fair value of cash, due from charterers, accounts payable, accrued interest, related party receivables and payables approximate their carrying amounts due to the relatively short period to maturity of these instruments. The estimated fair value of all debt as of September 30, 2010 and December 31, 2009 approximated the carrying value since the draws on the Senior Loan incur interest at a variable rate and mature every three months, and our RHKG, Hartmann and Hartmann Asia loans were issued at fixed rates which are comparable to rates available in the market as of September 30, 2010 given similar collateral arrangements. The estimates presented are not necessarily indicative of the amounts that would be realized in a current market exchange.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

The fair value of the interest rate swaps and the forward currency exchange contracts discussed in Note 5 are included in current and long-term derivative assets and liabilities in our consolidated balance sheet. The fair value of the interest rate swap (used for non-speculative purposes) is based on the relative fair values of the discounted future stream of interest payments under the original floating interest facility using rates derived based on a forward curve of the three-month EURIBOR, upon which the terms of the Senior Loan are based, versus the future interest payments due under the fixed rate obtained in the interest rate swap agreement of 3.748%. The fair values of the forward currency exchange contracts are based on the relative exchange rates per the forward currency exchange contracts versus the forward exchange rate curve as of September 30, 2010. The fair values of the derivative instruments are determined with reference to observable rates which are commonly quoted on a forward basis, and are therefore classified as Level 2 items.

Our assets and liabilities as of September 30, 2010 and December 31, 2009 that are measured at fair value on a recurring basis are summarized below (in dollars):

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$77,425	$-	$77,425

Liabilities
Forward currency exchange contracts	$-	$543,657	$-	$543,657
Interest rate swap agreements	$-	$32,092,420	$-	$32,092,420

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$5,571,253	$-	$5,571,253

Liabilities
Interest rate swap agreements	$-	$9,530,237	$-	$9,530,237

8.	Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of September 30, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)

9.	Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Unrealized (loss) gain on forward currency exchange contract hedge	$8,756,323	$4,935,865	$(5,365,321)	$7,688,972
Foreign currency translation adjustment	5,192,687	2,433,472	(5,406,832)	3,466,111
Other comprehensive (loss) income	13,949,010	7,369,337	(10,772,153)	11,155,083
Less other comprehensive loss (income) attributable to non-controlling interest	(4,408,608)	(1,636,313)	2,500,318	(2,011,890)
Other comprehensive (loss) income attributable to III to I Maritime
Partners Cayman I, L.P.	$9,540,402	$5,733,024	$(8,271,835)	$9,143,193

Accumulated other comprehensive income in the partners’ equity section of the consolidated balance sheets includes:

	September 30,	December 31,
	2010	2009

Unrealized (loss) income on forward currency exchange contract hedge	$(199,568)	$3,824,423
Foreign currency translation adjustment	(1,615,410)	2,632,434
Accumulated other comprehensive (loss) income	$(1,814,978)	$6,456,857

10.	Subsequent Events

On October 12, 2010, an AHTS SPV owned by FLTC Fund I accepted delivery of the AHTS vessel UOS Pathfinder. On October 11, 2010, FLTC Fund I accepted a drawdown on the Senior Loan related to the upcoming delivery totaling $48,880,748 (EUR 35,047,500).

On October 27, 2010, an AHTS SPV owned by FLTC Fund I accepted delivery of the AHTS vessel UOS Navigator, which is the last of the three AHTS vessels to be delivered to FLTC Fund I. On October 26, 2010, FLTC Fund I accepted a drawdown on the Senior Loan related to the upcoming delivery totaling $27,874,414 (EUR 20,042,000).

On October 25, 2010, related to the delivery of UOS Navigator to FLTC Fund I, we made loans from our AHTS SPVs to the AHTS SPVs of FLTC Fund I in the aggregate amount of $21,033,841 (EUR 15,063,984) in order to bring the available borrowings under the Nord/LB Senior Loan to a net amount for each AHTS SPV representing 75% of the aggregate investment costs of their respective AHTS vessel acquisition.

Addendum 2 to the Hartmann Asia Loan Agreement was entered into on October 27, 2010, and increases the amount to be loaned under the Hartmann Asia Loan Agreement to $26,400,000, providing an additional $17,000,000 in funds for the purposes mentioned above, and extends the maturity date to January 1, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations presents our operating results for the three and nine months ended September 30, 2010 and 2009. This report represents an update to the more detailed and comprehensive disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2009. Accordingly, the following discussion should be read in conjunction with the information included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”), and with our unaudited consolidated financial statements and related notes as presented in this Form 10-Q under Part I, Item 1. Financial Statements.

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

Our functional currency is the U.S. dollar. However, the functional currency of many of our subsidiaries is the Euro. All amounts are stated in U.S. dollars (“USD”), and where the amount relates to a subsidiary, the amount has been restated in Euros (“EUR”) following the USD amount. Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of September 30, 2010. Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred. When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used. When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Overview

The partnership is a Cayman Islands exempted limited partnership formed in October 2006 with III to I International Maritime Solutions Cayman, Inc., a Cayman Islands exempted company with limited liability, as our general partner. Through our subsidiaries, we own controlling interests in nine anchor-handling tug supply (“AHTS”) vessels, and non-controlling interests in two multipurpose bulk carrier vessels (“mini-bulkers”), all of which are currently in operation.

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

Our first three AHTS vessels were delivered in 2009, and our remaining six AHTS vessels were delivered in 2010. Our AHTS vessels generally operate under time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or longer-term charters, which typically range from six months to three years, including renewal options.

Our AHTS vessels under longer term charters are:

•	UOS Atlantis, under charter through March 2011, with potential extensions through March 2012
•	UOS Challenger, under charter through December 31, 2010, with potential extensions through March 2011
•	UOS Discovery, under charter through February 2011, with potential extensions through May 2011
•	UOS Explorer, under charter through October 2012, with potential extensions through October 2014
•	UOS Enterprise and UOS Freedom, under charter through June 2011, and
•	UOS Liberty, which left the spot market and entered into a charter in November 2010 that runs through September 2011.

The UOS Columbia is currently uncommitted, and is currently undergoing warranty work.

The average charter rate per day of our active longer-term charters at September 30, 2010 was $35,230 per day. The average longer-term charter rate per day, factoring in the utilization of our vessels, was $22,699 and $23,687 per day, respectively, for the three and nine month period ended September 30, 2010.

Our vessels recently working in the spot market include:

•	UOS Endeavour working in the North Sea spot market
•	UOS Discovery, which worked in the Australasia spot market through late August, at which point it was repositioned in a longer-term charter in the same area.
•	UOS Liberty, which worked in the spot market through mid-October 2010, and has since been repositioned to a longer-term charter in Brazil.

The average spot charter rate per day experienced by our vessels in the spot market was $29,312 and $30,995 for the three and nine months ended September 30, 2010, respectively. The average spot charter rate per day, factoring in the utilization to consider the effect of off-hire days experienced by the vessels during the three and nine months ended September 30, 2010, was $15,780 and $13,267, respectively.

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

In March 2009, we entered into an agreement (“AHTS Pool Agreement”) with UOS, to participate in a revenue pool comprised of our nine AHTS SPVs and three AHTS SPVs owned by our affiliate, FLTC Fund I (the “Pool Members,” and collectively the “UOS AHTS Pool”). The agreement names UOS as the “Pool Manager,” with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement. Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its revenue less voyage expenses (“Voyage Results”) with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business. Under these arrangements, our AHTS SPVs will typically be responsible for their individual vessel operating expenses such as crew costs, class costs, insurance on the vessel and routine maintenance. Class costs represent the cost of maintaining our vessels to the level which permits them to obtain annual quality certificates applicable to the AHTS vessel class, mandatory inspections every two and one half years and dry docking, which is mandatory every five years. Crew costs represent the cost of employing the crews, including wages, which operate the vessel.

The AHTS Pool Agreement will have no effect on our consolidated revenues until such time one or more of the FLTC Fund I vessels are delivered and begin to participate in the UOS AHTS Pool, which is expected to occur in the fourth quarter 2010.

AHTS Vessel Net Daily Earnings
Our AHTS SPVs are typically responsible for the vessel’s operating expenses such as crew wages, class costs, insurance on the vessel and routine maintenance, as well as management fees as described below. A vessel’s net daily earnings consists of the revenue earned under that vessel’s charters, less that vessel’s operating expenses, which does not include interest expense on acquisition debt. Results are adjusted for increases (decreases) in revenue resulting from the pooling agreement. A description of the current AHTS vessels and their net daily earnings during the three and nine months ended September 30, 2010, is set forth in the table below.

				Net daily earnings (deficit)
AHTS SPV	Date		Operating	Three months ended	Nine months ended
AHTS Vessel	Delivered	Charter Information	Region	September 30, 2010

MS Juist UOS Atlantis	February 27, 2009	Under extension of original charter, which began in March 2009, through March 2011.	Egypt	$19,238	$16,118

MS Norderney UOS Challenger	May 28, 2009	Under extension of original charter, which began in May 2009, through December 2010.	Gulf of Mexico	28,041	18,057

Isle of Baltrum UOS Columbia	October 5, 2009	The UOS Columbia is not currently under charter, and is undergoing warranty repair work	Uncommitted	13,839	19,298

Isle of Langeoog UOS Discovery	February 16, 2010	Began operating in September 2010 under a five month charter with provision for five, fifteen day extensions and three, five day extensions.	Australia	(6,066)	(11,844)

Isle of Amrum UOS Endeavour	March 11, 2010	The UOS Endeavour operates in the North Sea spot market.	North Sea	10,587	5,055

Isle of Sylt UOS Enterprise	July 2, 2010	Began operating in October 2010 under a nine month charter with provision for three, three-month extensions	Egypt	(17,721)	(18,089)

Isle of Wangerooge UOS Explorer	March 15, 2010	Upon cancellation of its charter by the charterer, began operating in October 2010 under a two year charter with provision for two one-year extensions	Egypt	12,197	(1,104)

Isle of Neuwerk UOS Freedom	June 29, 2010	Began operating in September 2010 under a nine month charter with provision for three, three-month extensions	Egypt	(16,880)	(19,598)

Isle of Usedom UOS Liberty	June 23, 2010	Began operating in October 2010 under a nine-month charter with provision for one three-month extension	Brazil	(5,128)	(7,152)

The combined results of our nine AHTS vessels in service resulted in average net daily earnings of $4,556 and $4,917 for the three and nine months ended September 30, 2010. The daily earnings are based on a total of 826 and 1,732 days in service for the three and nine months ended September 30, 2010, which is based on the total days in service of all of the vessels combined, with six of our vessels delivered during the current nine month period. Those vessels for which losses are reported typically are those which were not chartered immediately upon their delivery from the shipyard, or otherwise had insufficient utilization during the given period. Included in vessel operating expense is $569,424 and $1,378,251 of vessel management fees to Hartmann Offshore during the three and nine months ended September 30, 2010, respectively. In addition to vessel operating expenses, which is included in the net daily earnings, we recognized $6,532,401 and $13,715,739 of depreciation expense for the three and nine months ended September 30, 2010, respectively.

Our commercial manager, UOS, is currently pursuing opportunities with charterers for our idle vessel, UOS Columbia, and for those vessels nearing the end of their current charters. The current AHTS market continues to reflect day rates which are significantly off the high day rates experienced at the peak of the market during 2007. This can be traced to the weakening of the global economy and the resulting decrease in the price of oil, combined with the contraction in the credit markets, which resulted in reduced credit availability for the second tier oil companies. All of these factors negatively impacted budgets for exploration and development, especially outside of the major oil companies. If economic expectations and the price of oil continue to stabilize, we expect day rates to continue the firming trend we have seen in the past six months. However, we do not expect significant strengthening of day rates until the credit markets fully recover, allowing both the major oil companies and the smaller second-tier oil companies to expand their exploration and development budgets.

If the economic environment were to reverse its trend toward recovery and instead worsen, and we were unable to achieve adequate utilization of our vessels and/or experience day rates below break-even levels, the combination of idle capacity and a decline in day rates would negatively impact our liquidity and our financial results given the debt service costs of our vessels.

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Time charter revenue	$17,283,060	$5,886,791	$38,366,324	$11,105,681

Operating expenses:
Vessel operating expenses	13,489,401	3,692,518	29,849,970	7,894,193
Depreciation expense	6,595,787	1,485,303	13,715,739	2,573,269
Professional fees	725,177	549,205	1,756,675	2,489,317
Brokerage and representation fees	-	232,408	-	560,533
Other operating expenses	415,255	197,167	1,222,508	430,250
Total operating expenses	21,225,620	6,156,601	46,544,892	13,947,562

Operating loss	(3,942,560)	(269,810)	(8,178,568)	(2,841,881)

Other income (expense):
Interest income	168,851	70,387	279,103	935,719
Gain on extinguishment of debt	-	-	5,300,000	-
Interest expense	(6,284,217)	(563,937)	(12,180,947)	(2,404,448)
Net loss on interest rate swaps	(3,375,998)	(6,199,724)	(22,293,395)	(9,767,863)
Foreign currency transaction gain (loss)	(3,801,347)	407,429	(1,010,798)	180,601
Equity in loss of unconsolidated entities	(287,570)	(284,897)	(576,484)	(593,926)
Total other expense	(13,580,281)	(6,570,742)	(30,482,521)	(11,649,917)

Net loss	(17,522,841)	(6,840,552)	(38,661,089)	(14,491,798)
Net loss attributable to the non-controlling interest	3,997,709	1,344,176	10,005,996	2,331,361
Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(13,525,132)	(5,496,376)	(28,655,093)	(12,160,437)
Less general partner interest in net loss	(188,285)	(78,078)	(399,324)	(176,520)
Limited partner interest in net loss	$(13,336,847)	$(5,418,298)	$(28,255,769)	$(11,983,917)

Net loss per general partner unit:
Basic and diluted	$(19.02)	$(7.89)	$(40.34)	$(17.83)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(19.02)	$(7.89)	$(40.34)	$(17.83)
Weighted average limited partner units outstanding	701,251	687,016	700,527	672,125

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009 and the Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

Revenues
Revenues consist of charter revenue earned by our AHTS vessels.

Revenues increased approximately $11,396,000 for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Revenues increased approximately $27,261,000 for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. These increases are due to our having all nine vessels in service during substantially all of the three and nine months ended September 30, 2010, in contrast with only two vessels in service during the three and nine months ended September 30, 2009.

Vessel Operating Expenses
Vessel operating expenses consist of expenses related to the operation of our vessels, and do not include interest expense related to acquisition debt. The largest line items in our vessel operating expenses for the three and nine months ended September 30, 2010 are costs related to crewing our vessels, including crew wages, and fuel costs. We expect that our fuel costs will decline in the future, since the costs of initial fueling are typically borne by us, and once our vessels are under charter, they will typically be borne by the charterer.

Vessel operating expenses increased approximately $9,796,000, from approximately $3,693,000 for the three months ended September 30, 2009 compared to approximately $13,489,000 for the three months ended September 30, 2010. The increase is due to our having all nine vessels in operation during the current three months, whereas during the three months ended September 30, 2009, only two of our AHTS vessels had been delivered. The increases from our additional vessels in service were partially offset by a decrease in certain repair costs of approximately $1,439,000, which was related primarily to damage to the main winch of UOS Challenger sustained during operations in 2009 and costs related to adjustments needed to new equipment, and decreases in travel costs and costs of inspections carried out by the ABS class society at the shipyard which were incurred during construction.

Vessel operating expenses increased approximately $21,956,000, from approximately $7,894,000 for the nine months ended September 30, 2009 compared to approximately $29,850,000 for the nine months ended September 30, 2010. The increase is due to our having all nine vessels in operation during the current nine months, whereas during the nine months ended September 30, 2009, only two of our AHTS vessels had been delivered.

Depreciation expense
Depreciation expense increased approximately $5,111,000, from approximately $1,485,000 for the three months ended September 30, 2009 compared to approximately $6,596,000 for the three months ended September 30, 2010. Depreciation expense increased approximately $11,143,000 from approximately $2,573,000 for the nine months ended September 30, 2009 compared to approximately $13,716,000 for the nine months ended September 30, 2010.

These increases are due to our having nine vessels in operation during the current three and nine months ended September 30, 2010, whereas during the three and nine months ended September 30, 2009, only two of our AHTS vessels had been delivered.

Professional Fees
Professional fees consist of legal, accounting, audit, tax, management and consulting fees.

The increase in professional fees of approximately $176,000, or 32%, from approximately $549,000 for the three months ended September 30, 2009 compared to approximately $725,000 for the three months ended September 30, 2010, was due to an increase in consulting and professional fees of approximately $115,000, an increase in legal fees of approximately $26,000, and an increase in audit fees of approximately $35,000, which was related to increased vessel activity including charter activity. Our administrative fees remained consistent between the two periods.

The decrease in professional fees of approximately $732,000, or 29%, from approximately $2,489,000 for the nine months ended September 30, 2009 compared to approximately $1,757,000 for the nine months ended September 30, 2010, was due to expenses incurred during the nine months ended September 30, 2009 surrounding our restructuring and our initial registration statement with the SEC, which was filed in April 2009. This amount includes decreases in legal and professional fees of $678,000, and a decrease in audit and tax consulting fees of approximately $54,000.

We expect that our legal and professional fees will increase over time as our regulatory and compliance costs increase, both due to our status as an SEC registrant and due to the increasing activity of our vessels.

Brokerage and Representation Fees
Brokerage and representation fees consist of fees paid to providers of our ship brokerage, representation and consulting services. The last payment under our current agreement, which is related to the acquisition of the AHTS vessels, fell due during the fourth quarter of 2009.

Our brokerage and professional fees for the three and nine months ended September 30, 2010 as compared to that for the three and nine months ended September 30, 2009 decreased by approximately $232,000 and $561,000, respectively, due to the expiration of our agreement related to consulting services in negotiations for the acquisition of the AHTS vessels.

Other Operating Expenses
Other operating expenses consist of office and administrative expenses, travel expenses and bank fees that are not directly related to financing arrangements.

The increase in other operating expenses of approximately $218,000, or 111%, from approximately $197,000 for the three months ended September 30, 2009 to approximately $415,000 for the three months ended September 30, 2010, was due to an increase in commissions related to the chartering of our vessels of approximately $124,000,and an increase of approximately $118,000 in office and miscellaneous costs, including bank fees unrelated to financing arrangements, from increasing operations, which was offset by decreases in travel and other costs of approximately $24,000 due to normal fluctuations.

The increase in other operating expenses of approximately $793,000, or 184%, from approximately $430,000 for the nine months ended September 30, 2009 to approximately $1,223,000 for the nine months ended September 30, 2010, was due to an increase in commissions related to the chartering of our vessels of approximately $429,000 and an increase in shipping costs of approximately $201,000, and increases in office and miscellaneous costs of $231,000. These increases were partially offset by decreases in travel and other costs of $68,000 due to normal fluctuations.

Interest Income
Interest income is earned on balances in various operating and money market accounts in which our funds are held. In the past as funds were raised, they were deposited in operating accounts in the United States and in interest bearing accounts in foreign countries. Amounts necessary for operations and payment of upcoming AHTS vessel construction installments were held in these accounts. As construction payments came due, funds held were moved to the restricted cash accounts and pledged as collateral for the loans that funded the AHTS vessel construction payments to the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”). As the balance of these pledged funds grew, so too did the interest earned on the funds.

During the three and nine months ended September 30, 2009, funds were released and the related loans were repaid with the pledged funds in mid-2009. Interest was also earned on short-term loans to a related party.

Interest income increased approximately $99,000, or 140%, from approximately $70,000 for the three months ended September 30, 2009 to approximately $169,000 for the three months ended September 30, 2010. Interest income decreased approximately $657,000, or 70%, from approximately $936,000 for the nine months ended September 30, 2009 to approximately $279,000 for the nine months ended September 30, 2010. The decrease was due to a decrease in funds held in interest bearing pledged accounts due to repayment of the related loans with the pledged funds in mid-2009, and a decrease in interest income from our related party notes receivable, which were repaid to us during the second and third quarters of 2009.

Interest Expense
Interest expense was incurred on the senior loan facility (“Senior Loan”) with Norddeutsche Landesbank Girozentrale (“Nord/LB”) which was entered into on December 19, 2008 and the related matured portions of our interest rate swaps, two related party loans which were entered into during the fourth quarter of 2008, and loan agreements entered into with Reederei Hartmann GmbH & Co. KG (“RHKG Loan Agreements”) and their affiliates Captain Alfred Hartmann (“Hartmann Loan Agreement”) and Hartmann Asia Holding PTE, Ltd. (“Hartmann Asia Loan Agreement”), discussed further under Financing Arrangements under the Liquidity and Capital Resources section of this Item 2. The amount included in interest expense is the amount incurred less the amount allocated to our assets under construction plus the amortization of debt issuance costs. Each of our assets under construction was allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period. The amount of interest allocated to our assets under construction was capitalized rather than expensed.

The increase in interest expense of approximately $5,720,000, or 1,014%, from approximately $564,000 for the three months ended September 30, 2009 to approximately $6,284,000 for the three months ended September 30, 2010, was primarily due to interest expense related to the drawdowns on our Senior Loan facility for the delivery of our AHTS vessels, interest expense incurred on our matured interest rate swaps related to our Senior Loan facility, interest costs to the shipyard on late payment of construction installments, and interest expense incurred on our RHKG Loan Agreements and Hartmann Loan Agreement. The amortization expense on the deferred loan costs also contributed to the increase in interest expense.

The increase in interest expense of approximately $9,777,000, or 407%, from approximately $2,404,000 for the nine months ended September 30, 2009 to approximately $12,181,000 for the nine months ended September 30, 2010, was due to the additional deliveries of vessels and related interest expense under our Senior Loan facility and related matured interest rate swaps, and the RHKG Loan Agreements and Hartmann Loan Agreement, in addition to the interest expense paid to the shipyard on the late payment of construction installments. The agency and commitment fees related to the Senior Loan and the guarantee fees due under the guarantee provided by Reederei Hartmann also contributed to the increase.

Loss on Interest Rate Swaps
The decrease in the loss on interest rate swaps of approximately $2,824,000, from $6,200,000 for the three months ended September 30, 2009 to $3,376,000 for the three months ended September 30, 2010 is due to the recognition of changes in the value of the interest rate swap agreements related to the Nord/LB senior loan facility for our nine AHTS SPVs, which values fluctuate with interest rate expectations, among other factors. If interest rates are expected to rise, it would be reasonable to expect an increase in the valuation of the interest rate swaps, and thus a decrease in the loss on the interest rate swaps from period to period. The reverse is also true. If interest rates are expected to fall, a decrease in the valuation of the interest rate swaps would be likely and therefore an increase in the loss on the interest rate swaps would be recognized. These instruments have not been designated for hedge accounting, and therefore the entire change in the fair value of the positions from period to period is recorded in our results of operations as loss on interest rate swaps. The agreements are effective from 2010 through 2019, and are currently recorded as a derivative liability totaling approximately $32,092,000, due to the relatively low variable rates being experienced as compared with the fixed rates under the swap agreements.

The increase in the loss on interest rate swaps of approximately $12,525,000, from $9,768,000 for the nine months ended September 30, 2009 to $22,293,000 for the nine months ended September 30, 2010 is due to the recognition of decreases in the valuations of the interest rate swaps from period to period as mentioned above.

We entered into the interest rate swap agreements to mitigate the uncertainty in interest costs under the variable rate in our Senior Loan. The losses recognized for the change in fair value of our swap positions from period to period are indicative of the comparison between the fixed interest rate under our swap agreement to the variable rate under our Nord/LB facility, the valuation of which is influenced by current expectations regarding when, if at all, and by how much the variable interest rate under our Senior Loan with Nord/LB will increase.

Foreign Currency Transaction Gain (Loss)
Foreign currency transaction gain (loss) is the amount of gain or loss realized when the cash balances held in EUR by our Cayman partnership are converted to our functional currency, USD, on each balance sheet date. Also included are amounts related to recording the current fair value of currency forward exchange contracts which are not designated as cash flow hedges and the ineffective portion of currency forward exchange contracts which are designated as cash flow hedges, and gains and losses from maturing of currency forward exchange contracts whether or not they are designated as hedges.

The change in our foreign currency transaction gain (loss) from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 was caused by a continuation of a period of relatively high volatility in exchange rates. A portion of the change in our foreign currency transaction gain (loss) is related to the recording of the current fair value of our currency forward exchange contracts which are not designated as cash flow hedges, under which we have contracted to sell Euros and purchase US dollars at pre-agreed upon prices in the future. The change in value of these contracts from period to period is recognized in our results of operations. The losses recognized on these contracts for the three and nine months ended September 30, 2010 are related primarily to the strengthening of the Euro against the US dollar during the three months ended September 30, 2010, and the fact that the price at which we agreed to sell Euros and purchase US dollars is less favorable to us than those currently expected to be available in the market at the future execution dates.

The remaining change in our foreign currency transaction gain (loss) is related to the recognition of losses on our foreign exchange contracts designated as hedges in our results of operations as they mature. Due to the rates under the contracts being less favorable than those available in the market during the period, a loss was recognized on the maturation of these contracts.

Future fluctuations in rates will further affect the recognition of gains and losses under these contracts.

Equity in Loss of Unconsolidated Entities
Equity in loss of unconsolidated entities represents our share of the income or loss reported for the operations of the bulk carrier vessels in which we own a non-controlling interest.

The increase of approximately $3,000 in the loss recognized from the operations of the bulk carrier vessels, from a loss of $285,000 for the three months ended September 30, 2009 to a loss of $288,000 for the three months ended September 30, 2010, and the decrease in the loss recognized of approximately $18,000, from a loss of approximately $594,000 for the nine months ended September 30, 2009 to a loss of $576,000 for the nine months ended September 30, 2010, represents normal fluctuations in the activity of the vessels.

Non-controlling interest
Non-controlling interest represents the amount of income or loss allocable to other parties where their share has been included in our consolidated results of operations.

The comparative effect on our allocation of income or loss to the non-controlling interest holders between the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2010, was primarily due to the difference in income for the periods presented.

Liquidity and Capital Resources

As of September 30, 2010, we had cash of $3,390,220. Since inception through September 30, 2010, we have raised approximately $66,129,178, net of syndication costs of approximately $4,880,642, through the private placement of our limited partner units. As discussed above, the funds from the offering were utilized primarily to collateralize loans, the proceeds of which were used to pay the first two of five installments to Fincantieri for the construction of our AHTS vessels and to pay for related expenditures as shown in our consolidated financial statements. The payments to Fincantieri were made via draws on our Berenberg Facility attributable to each AHTS SPV which then paid Fincantieri. The pledged funds were later utilized to repay the loans under the Berenberg Facility, and that facility was terminated. The net result of this is that the majority of the funds raised were ultimately used to pay the first two of five installments to Fincantieri for the construction of the AHTS vessels.

As delivery of the AHTS vessels approached, funds were drawn on the RHKG and Hartmann loans to increase our capital in our AHTS SPVs. Upon the deliveries of the AHTS vessels, funds were drawn on the Senior Loan. Those funds were used to repay outstanding balances on loans from Reederei Hartmann in the case of the first two vessels, and to pay the outstanding installments on each vessel to Fincantieri. The remaining funds, where available, were utilized to pay for outfitting costs for the AHTS vessels and to provide operating reserves for the AHTS SPVs.

Operating Cash Flows
Operating activities produced a net use of cash of approximately $15,400,000 for the nine months ended September 30, 2010, as compared to net cash used of approximately $1,885,000 for the nine months ended September 30, 2009, for an increase in net cash used of approximately $13,515,000. Net cash used in operations increased between periods primarily due to our additional vessel deliveries and related costs, as well as increases in accounts receivable due from charterers. During the nine months ended September 30, 2009, accounts payable and accrued expenses increased approximately $6,803,000 related to our vessels under construction, whereas accounts payable and accrued expenses decreased approximately $4,026,000 during the nine months ended September 30, 2010, indicating the use of cash to pay accrued expenses upon delivery of our AHTS vessels. These effects were offset somewhat by decreases in prepaid assets and increases in accrued interest payable comparing the two periods. The decrease in prepaid assets is mainly due to vessels being placed in service and the related prepaid assets being recognized in expense. The increase in accrued interest payable is related to increased borrowings between the two periods related to our delivered vessels.

Investing Cash Flows
Investing activities used cash of approximately $319,257,000 for the nine months ended September 30, 2010, as compared to $34,141,000 for the nine months ended September 30, 2009, for an increase in net cash used of approximately $285,116,000. This was due primarily to the use of approximately $312,243,000 for advances for vessel acquisitions and construction costs during the nine months ended September 30, 2010, the majority of which was related to the deliveries of six vessels, the UOS Discovery, UOS Endeavour, UOS Explorer, UOS Freedom, UOS Liberty and UOS Enterprise in February, March, June and July 2010, in comparison to $82,842,000 for the two vessels delivered during the nine months ended September 30, 2009, the UOS Atlantis and UOS Challenger and the construction installments paid on the remaining seven vessels. Related to our vessels, on board equipment totaling approximately $7,907,000 was purchased during the nine months ended September 30, 2010, whereas during the nine months ended September 30, 2009, $7,147,000 of on board equipment was purchased. Additionally, during the nine months ended September 30, 2009, restricted cash provided approximately $55,967,000 toward investing activities, and due to our use of the restricted cash in 2009 to fund our capital contributions to the AHTS SPVs, we no longer hold restricted cash. These factors were partially offset by a decrease of $1,012,000 in amounts due from related parties comparing the two periods.

Financing Cash Flows
Net cash provided by financing activities was approximately $321,532,000 for the nine months ended September 30, 2010 as compared to approximately $49,806,000 for the nine months ended September 30, 2009. The increase of $271,726,000 is primarily related to increased financing activity with the deliveries of our AHTS vessels. The deliveries of UOS Discovery, UOS Endeavour, UOS Explorer, UOS Freedom, UOS Liberty and UOS Enterprise and the related proceeds drawn on the Senior Loan of $286,240,000, and the RHKG Loans and Hartmann Loan proceeds through which we funded our capital contributions to the AHTS SPVs Baltrum, Langeoog, Amrum, Sylt, Wangerooge, Neuwerk and Usedom of $32,785,000 occurred during the nine months ended September 30, 2010, in comparison with $102,283,000 of Senior Loan proceeds drawn in the same period of 2009 for the deliveries of UOS Atlantis and UOS Challenger. In addition, during the nine months ended September 30, 2010 proceeds of $6,414,000 were drawn on our Hartmann Asia Loan Agreement, and $1,391,000 was drawn on the Nord/LB Revolving Credit Facility, and these facilities did not exist during the equivalent nine month period in 2009.

Also contributing to the increase was a decrease in repayments net of amounts drawn on our related party liabilities of $4,905,000. During the nine months ended September 30, 2009, cash of approximately $54,121,000 was utilized in net repayments on the Berenberg facility, and as we no longer utilize the Berenberg facility, there were no similar expenditures in the current nine month period. In addition, during the nine months ended September 30, 2010, our non-controlling interest contributed $10,798,000 to the AHTS SPVs and received no distributions, and in contrast, only $5,898,000 was received and distributions of $690,000 were recognized to the non-controlling interest during the nine months ended September 30, 2009.

These activities were offset slightly by principal repayments to Nord/LB of $16,896,000 during the nine months ended September 30, 2010, versus only $3,196,000 in principal repayments during the equivalent nine month period in 2009. In addition, contributions from partners were approximately $339,000 for the nine months ended September 30, 2010, as compared with approximately $5,542,000 for the nine months ended September 30, 2009. This was offset somewhat by a decrease in syndication costs of $1,140,000, which are netted against contributions recognized.

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

These four agreements relate to the AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, and under these agreements, loans totaling $31,008,136 (EUR 22,780,000) (“RHKG Loans”) were made from Reederei Hartmann to our German Subsidiary. In connection with Langeoog, Amrum and Wangerooge, the loan proceeds were paid directly to the respective AHTS SPV, thereby fulfilling the remaining capital contribution obligations of our German Subsidiary with respect to each of those AHTS SPVs. The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability is the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.

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

During the three and nine months ended September 30, 2010, we incurred interest expense of $451,801 (EUR 350,179) and $1,146,718 (EUR 870,705), respectively, related to the RHKG Loan Agreements. Accrued interest of $1,293,725 (EUR 950,430) was outstanding at September 30, 2010.

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

These capital contributions allowed us to draw on the Senior Loan facility, and as a result, the vessels UOS Liberty, UOS Freedom, and UOS Enterprise were delivered on June 23, June 29, and July 2, 2010, respectively, to our AHTS SPVs Isle of Usedom, Isle of Neuwerk, and Isle of Sylt.

The Hartmann Loan Agreement matures five years from the date of signing. The agreement calls for interest to be calculated at 6% per annum, due annually at the anniversary of the date of signing. There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period. The terms of the agreement include the include the granting of a security interest in our ownership interest in the corresponding AHTS SPVs, and in the dividends from the AHTS SPVs arising from the pro-rata percentage of the loan amount as compared to our total share capital.

We are subject to various warranties, representations, and covenants under the Hartmann Loan Agreement, such as limitations on our entering into asset dispositions or restructuring arrangements unreasonably detrimental to Hartmann’s security interest in the AHTS SPVs, and the reserving of distributions received from an involved AHTS SPV for repayment of the Hartmann Loan Agreement.

During the three and nine months ended September 30, 2010, we incurred interest expense of $130,964 (EUR 101,507) and $152,574 (EUR115,850). Accrued interest of $157,695 (EUR 115,850) was outstanding at September 30, 2010.

Hartmann Asia Loan Agreement
On August 31, 2010, our AHTS SPV Isle of Usedom entered into the Hartmann Asia Loan Agreement with Hartmann Asia Holding PTE Ltd (“Hartmann Asia”), a member of the Hartmann Group and an affiliate of the non-controlling interest holders of our AHTS SPVs. Pursuant to the Hartmann Asia Loan Agreement, Hartmann Asia loaned a total of $6,000,000 to our AHTS SPV Isle of Usedom. Related to the Hartmann Asia Loan Agreement, an inter-creditor agreement was also entered into between our AHTS SPV Isle of Usedom, Hartmann Asia, and Nord/LB on August 31, 2010, confirming the Hartmann Asia Loan Agreement as subordinate to the Senior Loan.

On September 27, 2010, Addendum No. 1 to the Hartmann Asia Loan Agreement was entered into, which increased the loan by $3,400,000, to a total of $9,400,000, and extended the maturity date from September 30, 2010 to October 29, 2010. Addendum 2 was entered into on October 27, 2010, which increased the amount to be loaned under the Hartmann Asia Loan Agreement to $26,400,000, providing an additional $17,000,000 in funds, and extended the maturity date to January 1, 2013.

The Hartmann Asia Loan Agreement calls for interest to be calculated at 6% per annum. There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period. The loan proceeds will fund operating activities, including interest and redemption payments to Nord/LB, of the AHTS SPV Isle of Usedom, as well as providing funds for similar purposes to the other either AHTS SPVs via loans between the AHTS SPVs.

At September 30, 2010, a total of $6,414,199 (EUR 4,712,165), was outstanding under the Hartmann Asia Loan. During the three and nine months ended September 30, 2010, we incurred interest expense of $30,472 (EUR 23,618). Accrued interest of $32,149 (EUR 23,618) was outstanding at September 30, 2010.

Nord/LB Facility
On December 19, 2008, we entered into a $572,479,884 (EUR 420,570,000) senior loan facility (“Senior Loan”) with Nord/LB as administrative agent and lender, with a term of 12 years from the delivery of each ship. The proceeds from the Senior Loan were used to fund outstanding balances due to the shipyard at delivery, and any excess will be retained toward working capital requirements of each AHTS SPV. A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $114,495,977 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years. However, in no case can the total loans be in excess of 75% of the aggregate investment costs of all vessels, which is defined to include the construction price, building supervision, financing, initial equipment and other costs, of all the ships covered by the Senior Loan. Additionally, the Senior Loan conditions require, among other things, that amounts sufficient to cover operating costs and all amounts due and payable under the Senior Loan for a one year period be secured by each AHTS SPV before any dividends can be considered.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus three AHTS vessels purchased or being purchased by FLTC Fund I. The 12 AHTS vessels serve as the collateral for the Senior Loan. In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our internal rating class assigned within Nord/LB based on the unused Senior Loan balance and the elapsed days within the year. An agency fee of $13,612 (EUR 10,000) per ship is due each year payable at the end of each quarter until the delivery of the applicable ship. After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, is $6,806 (EUR 5,000) per year per vessel until the Senior Loan is paid in full. There is also a financial guarantee for up to 70% of the loan balance issued by SACE of Roma, Italy, which is the Italian export credit and reinsurance agency.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate. For the portion of the Senior Loan not guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost determined prior to each drawdown. For the portion of the Senior Loan that is guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum. With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum. Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation. Interest incurred before the delivery of each AHTS vessel will be rolled into the loan balance of the corresponding tranche of the Senior Loan until ship delivery up to a maximum of $1,361,200 (EUR 1,000,000). If interest incurred exceeds $1,361,200 (EUR 1,000,000), the excess interest will be due at each interest payment date which can be every three to nine months.

Amounts drawn on the Pre-Delivery Facility of the Senior Loan, which were intended to fund installments to the shipyard during constructions, required either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility. A guarantee from Reederei Hartmann, our non-controlling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I (“Hartmann Guarantee”) in the amount of $45,932,786 (EUR 32,046,875) was outstanding at December 31, 2009. The Pre-Delivery Facility was not utilized, and there was no amount outstanding under the Hartmann Guarantee at September 30, 2010.

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

At September 30, 2010 and December 31, 2009, a total of $407,494,362 (EUR 299,364,063) and $145,468,080 (EUR 101,491,719), respectively, was outstanding under the Senior Loan with an effective interest rate of 2.736% and 2.791%, respectively. The outstanding balance will be due in full in June 2022. During the three and nine months ended September 30, 2010 and 2009, we incurred interest of $2,620,051 (EUR 2,030,732) and $5,646,796 (EUR 4,287,620) and $784,842 (EUR 549,147) and $1,474,323 (EUR 1,078,589), respectively, related to the drawdowns on the Senior Loan. Accrued interest of $1,207,868 (EUR 887,355) and $590,725 (EUR 412,143) was outstanding at September 30, 2010 and December 31, 2009, respectively.

During the three months ended September 30, 2010, we elected to draw on the Revolving Credit Facility, which allows us to make draws at each quarterly principal redemption date to result in a net principal payment based on a loan amortization of 15 years versus the 12 years under the Senior Loan. At September 30, 2010, a total of $1,391,444 (EUR 1,022,219) was outstanding under the Revolving Credit Facility with an effective interest rate of 3.295%. The outstanding balance will be due in full in June 2025. During the three and nine months ended September 30, 2010, we incurred interest of $2,969 (EUR 2,301) related to the drawdowns on the Revolving Credit Facility. Accrued interest of $3,132 (EUR 2,301) was outstanding at September 30, 2010.

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

Chemical Tanker Transaction/Schulte Group Facility/Kronos
On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker. Pursuant to the MOA, the Schulte Group placed an order for the chemical tanker for IMS Holdings for the purchase price of $41,500,000 to be paid in five equal installments. The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment (“Schulte Group Facility”) and to facilitate a bank guarantee for the second installment payment of $8,300,000. The Schulte Group formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker. The equity of Anthos would have been assigned to Kronos upon repayment of the loan, retirement of the bank guarantee facilitated by the Schulte Group and payment of all fees due to the Schulte Group. Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings on behalf of Kronos. As of September 30, 2010 and December 31, 2009, $8,300,000 had been paid toward the option to purchase the chemical tanker.

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

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general, we have elected to abandon our option to purchase the chemical tanker. We recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907. On April 9, 2010, we abandoned our option to acquire the tanker, and under the terms of the Amended MOA, we became subject to the $3,000,000 in liquidated damages and the principal balance of $5,300,000 due under the facility was extinguished, resulting in recognition of a $5,300,000 gain on the extinguishment of debt. The result is a net loss between these two events of approximately $4,574,907, which in the end represents liquidating damages of $3,000,000, plus the loss of our capitalized costs approximating $1,574,907. In addition, we recognized interest expense on the Schulte Group Facility for the period ended September 30, 2010 totaling $62,946.

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

	September 30,	December 31,
	2010	2009

Cash and cash equivalents	$164	$956
Related party receivable	-	-
Deferred loan fees	-	-
Total assets	164	956

Accounts payable and other accrued liabilities	95,169	97,297
Due to related party	137,117	137,117
Schulte Group note payable	-	5,300,000
Total liabilities	232,286	5,534,414

Net liabilities	$(232,122)	$(5,533,458)

Ongoing Capital Expenditures
We had a commitment to purchase one remaining AHTS vessel under construction as of June 30, 2010 at an estimated cost of $56,292,426 (EUR 41,355,000). This acquisition was completed on July 2, 2010, and completed our planned AHTS vessel acquisitions. Under the AHTS shipbuilding contracts, installments were due in five stages based upon certain milestones being met during construction. Approximately 30% of the total construction costs required deposits, some of which were to be funded with equity while others were expected to be funded from the Senior Loan or its Pre-Delivery Facility. Amounts drawn on the Pre-Delivery Facility required either (i) that each AHTS SPV was fully funded based on the capital as called for in the applicable SPV agreements or (ii) the provision of a guarantee acceptable to Nord/LB. For the nine months ended September 30, 2010, we have incurred expenses of $273,342 (EUR 207,549), related to the guarantee. There was no expense incurred related to the guarantee for the three months ended September 30, 2010. The Hartmann Guarantee in the amount of $45,932,786 (EUR 32,046,875) was outstanding at December 31, 2009. The Pre-Delivery Facility was not utilized, and there was no amount outstanding under the Hartmann Guarantee as of September 30, 2010. The construction installments to have been paid with the Pre-Delivery Facility were postponed under amendments to the shipbuilding contracts until delivery of the applicable AHTS vessel, and interest was paid to Fincantieri on the outstanding installment payments at a rate based on the nine-month EURIBOR plus 2%. As of September 30, 2010 and December 31, 2009, we incurred $535,278,994 and $291,543,002, respectively, in connection with the AHTS vessel acquisitions.

In addition to our obligations to Fincantieri, there are agreements between the AHTS SPVs and Hartmann Offshore for vessel construction oversight and commercial and technical management during construction. Additionally, each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee would provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel. Under such agreements, the German Subsidiary would have received fees of $680,600 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel. The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited which are affiliates of SCMH.

Discussion of Short- and Long-Term Liquidity Needs
Our short- and long-term liquidity needs in our AHTS SPVs relate primarily to the need for operating capital for our AHTS vessels and funding our debt service obligations, including both our Senior Loan with Nord/LB and the Hartmann Asia Loan Agreement. In addition to the operations and debt service obligations of our AHTS SPVs, we have operating expenses in our Cayman partnership and our German and Cyprus subsidiaries, and debt service obligations in our German subsidiary.

The delivery of the last three of the twelve AHTS vessels covered under the Senior Loan with Nord/LB to the AHTS SPVs of FLTC Fund I occurred during September and October 2010, with the last of those three vessels being delivered to FLTC Fund I’s AHTS SPV Isle of Fehmarn on October 27, 2010. Just prior to that delivery, an evaluation was performed of the aggregate investment costs of all twelve AHTS vessels financed under the Senior Loan facility for purposes of determining the extent of restrictions on proceeds available under the Senior Loan, under which total loan proceeds are limited to 75% of the aggregate investment costs. Aggregate investment costs is defined by the Nord/LB Senior Loan to include the construction price, building supervision, financing, initial equipment and other costs, of all the ships covered by the Senior Loan.

Related to this requirement, our nine AHTS SPVs loaned approximately $21,033,841 (EUR 15,063,984) to the three AHTS SPVs of FLTC Fund I, which represents the approximate amount by which our nine AHTS SPVs aggregate borrowing under the Nord/LB Loan exceeded 75% of the aggregate investment costs of vessel acquisitions for our nine AHTS SPVs. This loan was funded primarily with the proceeds of the Hartmann Asia Loan Agreement to our AHTS SPV Isle of Usedom, supplemented by operating cash held in our nine AHTS SPVs. The terms of the Hartmann Asia Loan Agreement include interest at a rate of 6% per annum, with repayment of outstanding principal and interest due on January 1, 2013.

Our primary source of funding for our AHTS vessel operations and our debt service obligations is the results of operations of our AHTS vessels. If the net results of operations are not sufficient due to charter rates below break even, low utilization, unexpected increases in expenses or some combination thereof or other factors, then we would likely first seek debt financing in our AHTS SPVs in the form of additional funding from Nord/LB, or additional financing from elsewhere, which Nord/LB would likely be required to approve.

If debt financing was not available, then there is the potential that ATL Offshore GmbH (“ATL Offshore”), which serves as the general partner of each AHTS SPV and is a member of the Hartmann Group, would be forced to call in the remaining unfunded share capital in order to meet obligations of the SPVs. If additional capital were called, we would be required pursuant to the AHTS SPV formation documents (“Company Agreements”) to fund the capital call up to our maximum share of the Capital Commitment. If we were unable to fund the capital call from additional limited partner contributions, we would likely seek additional financing sources or equity investors, which could include the sale of debt or equity securities through either our Cayman Partnership or our Cyprus or German subsidiaries.

If our liquidity from operations was insufficient to fund our obligations, and ATL Offshore was therefore forced to call additional capital, and we were unable to secure the additional funding for the capital called, our fellow limited partner, Reederei Hartmann, could fund our unfunded portion under the Company Agreements for each AHTS SPV to provide the needed liquidity. The addendum to the Share Transfer Agreement executed on February 10, 2010 calls for funding by Reederei Hartmann to give rise to a loan from Reederei Hartmann to our German Subsidiary. There can be no guarantee that Reederei Hartmann or any member of the Hartmann Group will be willing or able to extend additional loan agreements on the same terms or at all for the remaining capital contribution obligations. In the event that Reederei Hartmann is unable or unwilling to fund our unfunded capital to meet the obligations of the AHTS SPVs, ATL would likely seek to raise capital from other sources, which could dilute our ownership, or ATL could seek to sell all or partial interest in a vessel or vessels.

Under the Company Agreements, we have committed to contribute capital to these entities totaling $142,926,000 (EUR 105,000,000) (“Capital Commitment”). This amount reflects an increase in our share capital commitment for the Isle of Usedom SPV from $13,782,150 (EUR 10,125,000) to $38,794,200 (EUR 28,500,000) in order to comply with the terms of the Senior Loan. Through contributions made to each SPV, we had funded $96,502,274 (EUR 70,895,000) as of September 30, 2010, leaving our remaining capital contribution obligation of $46,423,726 (EUR 34,105,000). Our limited partners are not subject to additional capital calls under our Agreement of Limited Partnership.

In addition to the operations and debt service obligations of our AHTS SPVs, we have operating expenses in our Cayman partnership and our German and Cyprus subsidiaries, and debt service obligations in our German subsidiary. Our debt service obligations are primarily related to the RHKG Loan Agreements and Hartmann Loan Agreements, through which we funded a portion of our capital contribution obligation to the AHTS SPVs. The terms of these loans are as discussed under RHKG Loan Agreements and Hartmann Loan Agreement above, and include the granting of a security interest in our interest in the respective AHTS SPV, and restrictions on the use of dividends from the AHTS SPV for repayment of the loan agreements. Interest is due annually upon each anniversary date.

Our sources of liquidity include funds from operations of our AHTS SPVs, to the extent we are able to operate them profitably, if at all. Our share of profits will first be utilized to service this debt and to fund our remaining capital contribution obligations. Additional liquidity may come from proceeds from the continuing private placement of our limited partnership units, and potential funding from sales of additional debt or equity interests in our Cayman partnership or our Cyprus or German subsidiaries. Our short term liquidity needs include the first of the annual interest payments on the RHKG and Hartmann Loan Agreements, which fall due in February, March, and June 2011. If we are unable to meet these obligations, the potential consequences include RHKG exercising its security interests in the AHTS SPVs under the agreements, which could dilute our ownership in the AHTS SPVs.

Outlook for Distributions
The combined terms of the Share Transfer Agreement as amended and the RHKG Loan Agreements and Hartmann Loan Agreement require the German Subsidiary to reserve distributions from the AHTS SPV’s for repayment of the RHKG and Hartmann Loan Agreements, and additionally require that distributions either outside the scope of the RHKG and Hartmann Loan Agreements or beyond amounts required to repay the RHKG and Hartmann Loans be maintained in an escrow account for purpose of funding capital contributions with respect to the other AHTS SPVs until all such SPVs are fully funded. Therefore, we do not anticipate making distributions in the future until this funding stage is completed. Our ability to make distributions thereafter will be heavily influenced by the dividend restrictions currently in the Senior Loan, and ultimately will depend on day rates achieved and the results of operations of our vessels, which will impact our ability to repay our debt and the amounts available for distribution after those repayments and payment of all expenses.

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

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. Our AHTS SPVs participate in the UOS AHTS Pool under which they pool their Voyage Results, which is their revenue less voyage expenses. Revenue from charters is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured. Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period. Our pooling arrangement under the UOS AHTS Pool will not have any bearing on our revenue until such time as one of the vessels owned by FLTC Fund I begins to participate in the UOS AHTS Pool, which is expected during the fourth quarter 2010. After such time, our revenue will be recorded taking into account potential pool adjustments for the period. The period in which management estimates revenues have been earned and the extent to which those revenues are deemed collectible, and estimates of any adjustments to revenues, could have a material effect on the net recognized revenue in any given period.

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

Dry Docking
We estimate expenses for periodic maintenance, which is referred to as dry docking expense. These costs are incurred approximately every two and one-half years. These costs will be capitalized once they have occurred and amortized over two and a half years until the next dry docking occurs.

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

New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements, which amends ASC 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Earlier application is permitted. The adoption of this ASU is not expected to have a material impact on the Partnership’s financial position, results of operations or cash flows.

Item 4.  Controls and Procedures

As of September 30, 2010, our general partner’s chief executive officer and chief financial officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Securities Exchange Act”)), and concluded that, as of such date, our disclosure controls and procedures were adequate and effective for the purpose of ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act (15 U.S.C 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms and is accumulated and communicated to our management, including the principal executive and principal financial officers of our general partner, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosures.

During the period ended September 30, 2010, there have been no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, those internal controls subsequent to the date of the evaluation. As a result, no corrective actions were required or undertaken.

PART II.  Other Information

Item 1.  Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business. We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters. No director, executive officers or affiliate of ours or owner of record or beneficially of more than five percent of any class of our limited partner units is a party adverse to us or has a material interest adverse to us in any proceeding. In the opinion of management, as of September 30, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2010, we issued and sold approximately 1,450 Class A limited partnership units to our partners at a purchase price of $100.00 per unit.

Exemption from registration for Sales of Restricted Securities
None of these sales were registered with the SEC. Each of these sales were deemed to be exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereof, as transactions by an issuer not involving a public offering. No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities. The purchasers of the securities in each transaction were accredited investors as defined in Regulation D, and such purchasers made representations to us regarding their status as accredited investors and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. Registration of sales to accredited investors is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation. All purchasers were provided a private placement memorandum containing all material information concerning the partnership and the offering. All purchases were made with cash and the total amount of cash consideration for those securities was approximately $145,000.

Use of Proceeds of Registered Securities
The proceeds from the sale of limited partnership units have been used to provide funding for our operating activities, and to provide equity in our AHTS vessel entities.

Item 6.  Exhibits

Exhibit Number	Title of Document
10.1
Addendum No. 1 to the Loan Agreement by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.2
Intercreditor Agreement 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany  (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.3
Loan Agreement between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated August 31, 2010.  (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.4
Addendum 1 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated September 28, 2010. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.5
Addendum 2 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated October 27, 2010. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.6
Revised Intercreditor Agreement - 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany.

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
Jason M. Morton
Director and Chief Financial Officer
(Duly authorized to sign this report on behalf of the Registrant)
Date: November 15, 2010

 Exhibits

Exhibit Number	Title of Document
10.1
Addendum No. 1 to the Loan Agreement by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.2
Intercreditor Agreement 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany  (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.3
Loan Agreement between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated August 31, 2010.  (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.4
Addendum 1 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated September 28, 2010. (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.5
Addendum 2 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated October 27, 2010. (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.6
Revised Intercreditor Agreement - 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany.

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