Form 10-Q/A
period 2010-06-30
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2011-05-27
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Periodic Report of III to I Maritime Partners Cayman I, LP (the Company) on Form 10-Q for the period ended June 30, 2010 as filed with the Securities and Exchange Commission on August 16, 2010 (the “Original Filing”). This Amendment is being filed to amend the following:
•	Part I, Item 1. Financial Statements
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment restates our financial statements in their entirety to reflect a change in the presentation of our forward currency exchange contracts designated for hedge accounting due to a change in their effectiveness under FASB ASC 815, Derivatives and Hedging.  Our testing initially showed the contracts to be effective, however, our revised analysis at year end found that effective April 1, 2010, the contracts were ineffective and therefore had ceased to qualify for hedge accounting under FASB ASC 815, Derivatives and Hedging.  Therefore, the contracts will be accounted for as contracts not designated for hedge accounting as of that date, with subsequent changes in the value of the unmatured contracts shown in our statement of operations rather than in accumulated other comprehensive income (loss).  The restated information is shown in Footnote 2, Restatement of June 30, 2010 Consolidated Financial Statements.  The change affected accumulated other comprehensive income (loss) on our Balance Sheet as of June 30, 2010 and our Statements of Operations for the three and six months ended June 30, 2010, and our Statements of Equity, Cash Flows, and Comprehensive Income (Loss) for the six months ended June 30, 2010 changed as a result.

As a result of these changes, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, changed to reflect the restated results of operations.

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the Original Filing on August 16, 2010 and no attempt has been made in this Periodic Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

 III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

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

PART I.  Financial Information

Item 1.   Financial Statements

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Restated)

	June 30,	December 31,
	2010	2009

ASSETS
Cash	$15,163,922	$18,267,260
Cash held in escrow	75,000	-
Related party receivables	1,040,798	1,949,363
Due from charterers	5,607,264	3,263,009
Other receivables	162,709	28,788
Prepaid assets	39,136	214,490
Current derivative assets	1,679,556	2,773,820
Other current assets	833,931	1,142,499
Current assets	24,602,316	27,639,229

Vessels	409,285,197	168,478,062
Vessel construction in progress	17,203,203	111,152,161
On board equipment	16,334,610	11,912,779
	442,823,010	291,543,002
Less accumulated depreciation	(10,794,132)	(5,003,164)
Vessels and equipment, net	432,028,878	286,539,838

Investment in unconsolidated entities	2,270,907	2,977,432
Deferred loan fees, net	2,956,736	3,554,818
Derivative assets, net of current portion	864,012	2,797,433
Other assets	-	207
Total assets	$462,722,849	$323,508,957

LIABILITIES AND EQUITY
Accounts payable and other accrued liabilities	$11,068,110	$15,400,959
Vessel construction installments payable	10,053,166	65,019,372
Accrued interest payable	756,010	173,608
Due to related party	1,560,945	852,663
Unaccepted equity contributions	75,000	-
Current derivative liabilities	14,396,747	4,522,274
Current portion of long-term debt	28,523,987	17,858,391
Current portion of note payable to related party	457,500	-
Current liabilities	66,891,465	103,827,267

Long-term derivative liabilities	20,811,695	5,007,963
Notes payable to related party	-	477,500
Long-term debt, net of current portion	337,176,190	140,527,679
Total liabilities	424,879,350	249,840,409

Commitments and contingencies

III to I Maritime Partners Cayman I, L.P. partners' equity:
General partner	193,144	514,138
Class A limited partners (units issued and outstanding:
June 30, 2010 - 614,435, December 31, 2009 - 612,244)	16,775,939	36,459,320
Class B limited partners (units issued and outstanding:
June 30, 2010 - 84,313, December 31, 2009 - 84,313)	2,055,362	4,789,036
Class D limited partners (units issued and outstanding:
June 30, 2010 - 2,000, December 31, 2009 - 2,000)	(170,099)	(105,253)
Accumulated other comprehensive (loss) income	(4,200,755)	6,456,857
III to I Maritime Partners Cayman I, L.P. partners' equity	14,653,591	48,114,098
Non-controlling interest	23,189,908	25,554,450
Total equity	37,843,499	73,668,548

Total liabilities and equity	$462,722,849	$323,508,957

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Time charter revenue	$12,469,310	$4,391,713	$21,083,264	$5,218,890

Operating expenses:
Vessel operating expenses	8,890,232	3,536,572	16,360,569	4,201,675
Depreciation expense	4,307,156	967,824	7,119,952	1,087,966
Professional fees	507,121	754,128	1,031,498	1,940,112
Brokerage and representation fees	-	164,062	-	328,125
Other operating expenses	466,839	216,870	807,253	233,083
Total operating expenses	14,171,348	5,639,456	25,319,272	7,790,961

Operating loss	(1,702,038)	(1,247,743)	(4,236,008)	(2,572,071)

Other income (expense):
Interest income	79,819	195,497	110,252	865,332
Gain on extinguishment of debt	5,300,000	-	5,300,000	-
Interest expense	(4,187,676)	(1,217,010)	(5,896,730)	(1,840,511)
Net loss on interest rate swaps	(8,251,299)	(3,039,954)	(18,917,397)	(3,568,139)
Foreign currency transaction gain (loss)	(7,369,809)	3,230,705	(6,748,951)	(226,828)
Equity in loss of unconsolidated entities	(169,978)	(186,270)	(288,914)	(309,029)
Total other expense	(14,598,943)	(1,017,032)	(26,441,740)	(5,079,175)

Net loss	(16,300,981)	(2,264,775)	(30,677,748)	(7,651,246)
Net loss attributable to the non-controlling interest	5,094,733	839,960	8,393,162	987,185
Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(11,206,248)	(1,424,815)	(22,284,586)	(6,664,061)
Less general partner interest in net loss	(156,154)	(20,561)	(310,710)	(97,820)
Limited partner interest in net loss	$(11,050,094)	$(1,404,254)	$(21,973,876)	$(6,566,241)

Net loss per general partner unit:
Basic and diluted	$(15.77)	$(2.08)	$(31.38)	$(9.88)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(15.77)	$(2.08)	$(31.38)	$(9.88)
Weighted average limited partner units outstanding	700,577	676,156	700,160	664,556

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Restated)

					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

Contributions, net of syndication costs	(10,284)	(418,360)	(87,587)	(2,078)	-	10,552,671	10,034,362

Net loss	(310,710)	(19,265,021)	(2,646,087)	(62,768)	-	(8,393,162)	(30,677,748)

Forward currency exchange contracts	-	-	-	-	(4,026,508)	(1,342,170)	(5,368,678)

Foreign currency translation adjustment	-	-	-	-	(6,631,104)	(3,181,881)	(9,812,985)

Balance at June 30, 2010	$193,144	$16,775,939	$2,055,362	$(170,099)	$(4,200,755)	$23,189,908	$37,843,499

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Restated)

	Six Months Ended June 30,
	2010	2009

Operating activities:
Net loss	$(30,677,748)	$(7,651,246)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,119,952	1,087,966
Amortization of deferred loan fees	77,431	140,389
Foreign currency transaction (gain) loss	(714,559)	1,670,842
Net loss (gain) on forward currency exchange contracts	7,369,093	(1,518,483)
Net loss on interest rate swap	18,917,397	3,568,139
Settlement of hedge instruments	94,417	74,468
Gain on extinguishment of debt	(5,300,000)	-
Equity in loss of unconsolidated entities	288,914	309,029
Payment of interest on Berenberg Facility	-	(3,559,158)
Changes in assets and liabilities:
Due from charterers	(2,828,027)	(2,242,660)
Other receivables	(138,189)	(23,958)
Prepaid and other assets	284,638	(609,895)
Accounts payable and accrued liabilities	(2,522,285)	4,735,613
Accrued interest payable	599,343	(222,400)
Net cash used in operating activities	(7,429,623)	(4,241,354)

Investing activities:
Net related party receivable	906,603	(96,022)
Advances for vessel acquisitions	(233,642,431)	(74,023,548)
Advances for capitalized vessel construction costs	-	(3,861,963)
Purchase of on board equipment	(6,188,012)	(4,652,432)
Decrease in restricted cash	-	50,346,471
Net cash used in investing activities	(238,923,840)	(32,287,494)

Financing activities:
Proceeds from Berenberg Facility	-	1,263,351
Repayments on Berenberg Facility	-	(48,100,352)
Proceeds from senior loan with Nord/LB	213,929,939	98,469,456
Repayments on senior loan with Nord/LB	(8,022,371)	(1,025,723)
Proceeds from RHKG Loan Agreements	21,321,272	-
Proceeds from Hartmann Loans	8,081,696	-
Deferred loan fees	-	(9,527)
Repayment of related party note payable	(20,000)	(10,939,369)
Net accounts payable to related party	834,699	1,731,903
Contributions from partners	144,100	4,680,071
Unaccepted equity contributions	75,000	(289,500)
Syndication costs	(678,012)	(1,050,300)
Contributions from non-controlling interests	10,798,474	1,673,125
Distributions to non-controlling interests	-	(689,984)
Net cash provided by financing activities	246,464,797	45,713,151

Effect of exchange rate changes on cash	(3,214,672)	(175,682)

Net (decrease) increase in cash	(3,103,338)	9,008,621
Cash, beginning of period	18,267,260	2,222,196
Cash, end of period	$15,163,922	$11,230,817

Non-cash financing and investing activities:
Construction in progress reclassed to delivered vessels	$77,957,286	$34,429,331
Syndication costs financed through accounts payable	305,200	1,050,300

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Restated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Net loss	$(16,300,981)	$(2,264,775)	$(30,677,748)	$(7,651,246)

Foreign currency exchange forward contracts	656,034	2,753,107	(5,368,678)	2,753,107

Foreign currency translation adjustment	(5,067,039)	1,954,609	(9,812,985)	1,032,639

Comprehensive income (loss)	$(20,711,986)	$2,442,941	$(45,859,411)	$(3,865,500)

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

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
(Restated)

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
(Restated)

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
(Restated)

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
(Restated)

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

Syndication Costs
Syndication costs are costs or fees incurred for financial services including, but not limited to, the procurement of equity at any level within Cayman I.  Such costs are netted against non-controlling interest and partners’ equity in proportion to the ownership of each class of partner.  See Note 7 for additional information.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

During the three and six months ended June 30, 2010 and 2009, we incurred a foreign currency transaction gain (loss) of ($7,369,809) and ($6,748,951) and $3,230,705 and ($226,828), respectively. These amounts include the effect of changes in the valuation of the forward currency exchange contracts as well as translation of certain cash deposit balances held in EUR to USD at the reporting dates.

Included in accumulated other comprehensive income (loss) are the changes in foreign currency translation adjustments representing a gain (loss) of ($3,998,670) and $2,632,434 for the periods ended June 30, 2010 and December 31, 2009, respectively, which resulted from the translation of our financial statements from the functional currency of EUR to the reporting currency of USD.

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

Recent Accounting Pronouncements

None.

2.      Restatement of June 30, 2010 Consolidated Financial Statements (unaudited)

These financial statements contain restatements related to the recognition of the fair value of the forward currency exchange contracts that were designated for hedge accounting under FASB ASC 815, Derivatives and Hedging, which were deemed ineffective for hedge accounting in the second quarter of 2010.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

During the 2010 year-end procedures, it was discovered that we had an error in the inputs to our testing for our hedge effectiveness related to our forward currency exchange contracts designated for hedge accounting.  After investigating, we determined that the inception of the error was in the second quarter of 2010, when we failed to change our prospective inputs for an underlying item (our USD denominated revenue) in response to new charters in place for our new AHTS vessels, one of which called for us to be paid in Australian dollars (AUD).  In addition, another vessel was placed into the North Sea spot market, where payment is typically made in Great British pounds (GBP).  The decreases in prospective USD revenue caused our hedge effectiveness for these contracts to fall below the threshold generally accepted as being highly effective.

As a result, rather than recording the changes to the fair value of the unmatured contracts from April 1, 2010 forward to accumulated other comprehensive income, these changes instead must be recorded to our results of operations.  This results in an increase to our net loss of $9,539,500 and an equivalent decrease to our other comprehensive loss for both the three and six months ended June 30, 2010.

The impact of these restatements on our June 30, 2010 financial statements is reflected in the following tables.  Please note that the tables below reflect only the lines that were restated.

	June 30, 2010
	As
	Previously		As
Consolidated Balance Sheet	Reported	Restatement	Restated
III to I Maritime Partners Cayman I, L.P. partners' equity:
General partner	$292,900	$(99,756)	$193,144
Class A limited partners (units issued and outstanding:
June 30, 2010 - 614,435, December 31, 2009 - 612,244)	22,961,111	(6,185,172)	16,775,939
Class B limited partners (units issued and outstanding:
June 30, 2010 - 84,313, December 31, 2009 - 84,313)	2,904,907	(849,545)	2,055,362
Class D limited partners (units issued and outstanding:
June 30, 2010 - 2,000, December 31, 2009 - 2,000)	(149,947)	(20,152)	(170,099)
Accumulated other comprehensive (loss) income	(11,355,380)	7,154,625	(4,200,755)

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	As			As
	Previously		As	Previously		As
Consolidated Statement of Operations	Reported	Restatement	Restated	Reported	Restatement	Restated

Foreign currency transaction gain (loss)	$2,169,691	$(9,539,500)	$(7,369,809)	$2,790,549	$(9,539,500)	$(6,748,951)
Net loss	(6,761,481)	(9,539,500)	(16,300,981)	(21,138,248)	(9,539,500)	$(30,677,748)
Net loss attributable to the non-controlling interest	2,709,858	2,384,875	5,094,733	6,008,287	2,384,875	8,393,162

Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(4,051,623)	(7,154,625)	(11,206,248)	(15,129,961)	(7,154,625)	(22,284,586)
Less general partner interest in net loss	(56,458)	(99,696)	(156,154)	(210,954)	(99,756)	(310,710)
Limited partner interest in net loss	$(3,995,165)	$(7,054,929)	$(11,050,094)	$(14,919,007)	$(7,054,869)	$(21,973,876)
Net loss per general partner unit:
Basic and diluted	$(5.70)	$(10.07)	$(15.77)	$(21.31)	$(10.07)	$(31.38)
Net loss per limited partner unit:
Basic and diluted	$(5.70)	$(10.07)	$(15.77)	$(21.31)	$(10.07)	$(31.38)

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

Consolidated Statement of Equity

As Previously Reported

	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

Contributions, net of syndication costs	(10,284)	(418,360)	(87,587)	(2,078)	-	10,552,671	10,034,362

Net loss	(210,954)	(13,079,849)	(1,796,542)	(42,616)	-	(6,008,287)	(21,138,248)

Forward currency exchange contracts	-	-	-	-	(10,591,233)	(3,530,411)	(14,121,644)

Foreign currency translation adjustment	-	-	-	-	(7,221,004)	(3,378,515)	(10,599,519)

Balance at June 30, 2010	$292,900	$22,961,111	$2,904,907	$(149,947)	$(11,355,380)	$23,189,908	$37,843,499

Restatement

	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$-	$-	$-	$-	$-	$-	$-

Change in Contributions, net of syndication costs	-	-	-	-	-	-	-

Change in Net loss	(99,756)	(6,185,172)	(849,545)	(20,152)	-	(2,384,875)	(9,539,500)

Change in Forward currency exchange contracts	-	-	-	-	6,564,725	2,188,241	8,752,966

Change in Foreign currency translation adjustment	-	-	-	-	589,900	196,634	786,534

Change in the Balance at June 30, 2010	$(99,756)	$(6,185,172)	$(849,545)	$(20,152)	$7,154,625	$-	$-

As Restated

	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

Contributions, net of syndication costs	(10,284)	(418,360)	(87,587)	(2,078)	-	10,552,671	10,034,362

Net loss	(310,710)	(19,265,021)	(2,646,087)	(62,768)	-	(8,393,162)	(30,677,748)

Forward currency exchange contracts	-	-	-	-	(4,026,508)	(1,342,170)	(5,368,678)

Foreign currency translation adjustment	-	-	-	-	(6,631,104)	(3,181,881)	(9,812,985)

Balance at June 30, 2010	$193,144	$16,775,939	$2,055,362	$(170,099)	$(4,200,755)	$23,189,908	$37,843,499

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

	Six Months Ended June 30, 2010
	As
	Previously		As
Consolidated Statements of Cash Flows	Reported	Restatement	Restated
Net loss	$(21,138,248)	$(9,539,500)	$(30,677,748)
Net loss (gain) on forward currency exchange contracts	(2,680,893)	10,049,986	7,369,093
Settlement of hedge instruments	604,903	(510,486)	94,417

	Three Months Ended June 30, 2010			Six Months Ended June 30, 2010
	As			As
	Previously		As	Previously		As
Consolidated Statements of Comprehensive Income (Loss)	Reported	Restatement	Restated	Reported	Restatement	Restated

Net loss	$(6,761,481)	$(9,539,500)	$(16,300,981)	$(21,138,248)	$(9,539,500)	$(30,677,748)
Foreign currency exchange forward contracts	(8,096,932)	8,752,966	656,034	(14,121,644)	8,752,966	(5,368,678)
Foreign currency translation adjustment	(5,853,573)	786,534	(5,067,039)	(10,599,519)	786,534	(9,812,985)

3.    Maritime Vessels

We committed to purchase nine AHTS vessels. As of June 30, 2010, the construction and delivery of the first eight AHTS vessels was complete. The estimated cost of each AHTS vessel ranges from $45,363,707 (EUR 37,159,000) to $51,999,976 (EUR 42,595,000) for a total commitment for the nine vessels of $439,914,059 (EUR 360,349,000). Under the contracts, installments are due upon certain milestones being met during the construction. Approximately 30% of the total construction costs require deposits, some of which are funded with equity while others have been or will be funded through draws on our former credit facility with Berenberg Bank, loans from Reederei Hartmann and their affiliates, and our Senior Loan. Amounts drawn on our Senior Loan require either that each AHTS SPV is fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB. A guarantee from Reederei Hartmann, our primary non-controlling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I, (“Hartmann Guarantee”) in the amount of $9,719,857 (EUR 7,961,875) and $45,932,786 (EUR 32,046,875) was outstanding at June 30, 2010 and December 31, 2009, respectively.

As of December 31, 2009, the terms of the Hartmann Guarantee were being renegotiated between Reederei Hartmann and Nord/LB, and these negotiations are ongoing.  The main subject of the negotiations was the form of collateral to be provided under the guarantee by Reederei Hartmann to Nord/LB.  Please refer to the full discussion regarding this issue in Note 5.  As of June 30, 2010 and December 31, 2009, we incurred $442,823,010 and $291,543,002, respectively, in connection with the acquisition of the AHTS vessels.  The remaining AHTS vessel was delivered in July 2010.  For additional information, please see Note 11. Subsequent Events.  Our AHTS vessel under construction is allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted average accumulated expenditures and the weighted average interest rate for the period.  The remaining balance of the interest incurred is expensed.  See Note 5 for additional information.

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
(Restated)

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

4.      Investment in Unconsolidated Entities

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
(Restated)

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
(Restated)

5.      Long-Term Debt

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
(Restated)

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
(Restated)

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
(Restated)

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
(Restated)

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
(Restated)

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

 6.      Derivative Instruments

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
(Restated)

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

On May 11 and May 22, 2009, our AHTS SPVs entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  These forward currency exchange contracts were designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.  Effective April 1, 2010, the contracts were deemed to be ineffective and therefore ceased to qualify for hedge accounting under FASB ASC 815, Derivatives and Hedging, and will be accounted for as contracts not designated for hedge accounting going forward.  The balance as of March 31, 2010 was deemed to be effective; therefore, the balance in accumulated other comprehensive income (loss) related to these contracts will reflect the balance of the unmatured contracts at their March 31, 2010 fair values, and subsequent changes to fair values will be recorded to the statement of operations as foreign currency transaction gain (loss).  As the contracts mature, the fair value amounts related to the effective portion as of March 31, 2010 of the maturing forward currency exchange contracts, which are included in accumulated other comprehensive income (loss), will be recorded to our consolidated statement of operations under foreign currency transaction gain (loss).  The forward currency exchange contracts have a notional value totaling $97,200,000 at June 30, 2010.  The contracts run from December 2009 through December 2011.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

The fair value of our derivative instruments as of June 30, 2010 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$-	$-	$-	$-

Not designated as hedging instruments:
Forward currency exchange contracts	1,679,556	864,012	6,452,465	3,281,031
Interest rate swap agreements	-	-	7,944,281	17,530,664

Total derivatives	$1,679,556	$864,012	$14,396,746	$20,811,695

The fair value of our derivative instruments as of December 31, 2009 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$2,271,928	$2,797,433	$-	$-

Not designated as hedging instruments:
Forward currency exchange contracts	501,892	-	-	-
Interest rate swap agreements	-	-	4,522,274	5,007,963

Total derivatives	$2,773,820	$2,797,433	$4,522,274	$5,007,963

For the three and six months ended June 30, 2010 and 2009, we recognized net gains and (losses) on derivative instruments in our consolidated statement of operations as follows:

Derivatives by hedge	Classification of gains	For the Three Months Ended June 30,		For the Six Months Ended June 30,
designation	(losses)	2010	2009	2010	2009
Designated as hedging instruments:
Cash flow hedges:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$(106,942)	$(74,468)	$(94,417)	$(74,468)

Not designated as hedging instruments:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$(7,585,485)	$1,058,190	$(7,369,093)	$1,518,483
Interest rate swap agreements - Unmatured	Loss on interest rate swaps	$(8,251,299)	$(3,039,954)	$(18,917,397)	$(3,568,139)

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

For the three and six months ended June 30, 2010, the foreign currency transaction loss related to forward currency exchange contracts formerly designated as cash flow hedges was $106,942 and $94,417, respectively, of which a loss of $6,800 and a gain of $12,027, respectively is related to the fair value of the ineffective portion of the forward currency exchange contracts, and a loss of $100,142 and $106,444 is related to matured contracts.  As the contracts mature, the fair value amounts related to the effective portion of the foreign currency forward exchange contracts, which are currently recorded as accumulated other comprehensive income (loss), will be recorded to our consolidated statement of operations under foreign currency transaction gain (loss).  The current effective loss portion of $672,720 (EUR 551,049) is expected to be reclassified into net income (loss) in this manner within the next twelve months.

For the three and six months ended June 30, 2009, the foreign currency transaction loss related to forward currency exchange contracts formerly designated as cash flow hedges was $74,468, which is related to the fair value of the ineffective portion of the forward currency exchange contracts.

For the three and six months ended June 30, 2010, the foreign currency transaction loss related to derivatives not designated as hedging instruments is $7,585,485 and $7,369,093, respectively, of which a loss of $560,322 and $766,780, respectively is related the forward currency exchange contracts not designated as hedging instruments which have matured, and the residual loss of $7,025,163 and $6,602,313, respectively is due to the change in fair value of the remaining contracts.

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

7.      Related Party Transactions

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
(Restated)

Effective January 1, 2009, we entered into an Amended and Restated Shareholders’ Agreement in our Cyprus Subsidiary.  As a result of this agreement, the Letter Agreement with SCMH was terminated.
As of December 31, 2008, we had $4,278,164, including accrued interest of $283,164, due from IMS Holdings resulting from short-term advances we made to IMS Holdings relating primarily to the acquisition of the chemical tanker prior to the formation of Kronos (the “Partnership Notes”).  Each advance bore interest at 8% with a final maturity date of December 2018.  As of June 24, 2009, the amount due from IMS Holdings was $4,238,983, including accrued interest of $361,983.  The cost basis of the investment in the chemical tanker on the financial statements of IMS Capital Partners was $4,138,946.  Therefore, $4,138,946 of the note receivable balance, the portion related to the chemical tanker acquisition, was transferred to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA, under which Kronos was the obligor.  See Note 3, Maritime Vessels, for additional information regarding our option to purchase the chemical tanker.

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
(Restated)

8.      Fair Value of Financial Instruments

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

The fair value of the interest rate swaps and the forward currency exchange contracts discussed in Note 6 are included in current and long-term derivative assets and liabilities in our consolidated balance sheet.  The fair value of the interest rate swap (used for non-speculative purposes) is based on the relative fair values of the discounted future stream of interest payments under the original floating interest facility using rates derived based on a forward curve of the three-month EURIBOR, upon which the terms of the Senior Loan are based, versus the future interest payments due under the fixed rate obtained in the interest rate swap agreement of 3.748%.  The fair values of the forward currency exchange contracts are based on the relative exchange rates per the forward currency exchange contracts versus the forward exchange rate curve as of June 30, 2010.  The fair values of the derivative instruments are determined with reference to observable rates which are commonly quoted on a forward basis, and are therefore classified as Level 2 items.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

Our assets and liabilities as of June 30, 2010 and December 31, 2009 that are measured at fair value on a recurring basis are summarized below (in dollars):

		June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$2,543,568	$-	$2,543,568

Liabilities
Forward currency exchange contracts	$-	$9,733,496	$-	$9,733,496
Interest rate swap agreements	$-	$25,474,945	$-	$25,474,945

		December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$5,571,253	$-	$5,571,253

Liabilities
Interest rate swap agreements	$-	$9,530,237	$-	$9,530,237

9.  Legal Proceedings

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

10.  Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Unrealized (loss) gain on forward currency exchange contract hedge	$656,034	$2,753,107	$(5,368,678)	$2,753,107
Foreign currency translation adjustment	(5,067,039)	1,954,609	(9,812,985)	1,032,639
Other comprehensive (loss) income	(4,411,005)	4,707,716	(15,181,663)	3,785,746
Less other comprehensive loss (income) attributable to non-controlling interest	2,789,914	(1,429,474)	4,524,051	(375,577)
Other comprehensive (loss) income attributable to III to I Maritime Partners Cayman I, L.P.	$(1,621,091)	$3,278,242	$(10,657,612)	$3,410,169

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(Unaudited)
(Restated)

Accumulated other comprehensive income in the partners’ equity section of the consolidated balance sheets includes:

	June 30,	December 31,
	2010	2009

Unrealized (loss) income on forward currency exchange contract hedge	$(202,085)	$3,824,423
Foreign currency translation adjustment	(3,998,670)	2,632,434
Accumulated other comprehensive (loss) income	$(4,200,755)	$6,456,857

11.  Subsequent Events

On June 17, 2010, our German Subsidiary entered into the Hartmann Loan Agreement described in Note 5.  The proceeds from the Hartmann Loan allowed us to make a capital contribution to our AHTS SPV Isle of Sylt, which allowed us to draw on the Senior Loan Facility.  As a result, the vessel UOS Enterprise, the last of our nine AHTS vessels, was delivered on July 2, 2010 to our AHTS SPV Isle of Sylt.  Our commercial manager, UOS, is currently pursuing opportunities with charterers for this vessel.

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

The table below presents a summary of our vessel results discussed above, excluding UOS Enterprise which was delivered July 2, 2010:

			Net daily earnings (deficit)
AHTS SPV	Date		Three months ended	Six months ended
AHTS Vessel	Delivered	Charter Information	June 30, 2010
MS Juist UOS Atlantis	February 27, 2009	Under extension of original charter, which began in March 2009, through March 2011.	$12,815	$14,475

MS Norderney UOS Challenger	May 28, 2009	Under extension of original charter, which began in May 2009, through December 2010.	2,714	12,817

Isle of Baltrum UOS Columbia	October 5, 2009	Under extension of original charter, which began in February 2010, through August 2010.	40,787	29,265

Isle of Langeoog UOS Discovery	February 16, 2010	The UOS Discovery operates in the Australian spot market.	(10,423)	(15,857)

Isle of Amrum UOS Endeavour	March 11, 2010	The UOS Endeavour operates in the North Sea spot market.	9,650	335

Isle of Wangerooge UOS Explorer	March 15, 2010	Began operating in June 2010 under a six-month charter, which includes provision for one six-month extension.	(11,004)	(12,780)

Isle of Neuwerk UOS Freedom	June 29, 2010	Not currently under charter.	(129,801)	(129,801)

Isle of Usedom UOS Liberty	June 23, 2010	Not currently under charter. In route to North Sea to join the UOS Endeavour in the North Sea spot market.	(29,507)	(29,507)

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

Results of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Time charter revenue	$12,469,310	$4,391,713	$21,083,264	$5,218,890

Operating expenses:
Vessel operating expenses	8,890,232	3,536,572	16,360,569	4,201,675
Depreciation expense	4,307,156	967,824	7,119,952	1,087,966
Professional fees	507,121	754,128	1,031,498	1,940,112
Brokerage and representation fees	-	164,062	-	328,125
Other operating expenses	466,839	216,870	807,253	233,083
Total operating expenses	14,171,348	5,639,456	25,319,272	7,790,961

Operating loss	(1,702,038)	(1,247,743)	(4,236,008)	(2,572,071)

Other income (expense):
Interest income	79,819	195,497	110,252	865,332
Gain on extinguishment of debt	5,300,000	-	5,300,000	-
Interest expense	(4,187,676)	(1,217,010)	(5,896,730)	(1,840,511)
Net loss on interest rate swaps	(8,251,299)	(3,039,954)	(18,917,397)	(3,568,139)
Foreign currency transaction gain (loss)	(7,369,809)	3,230,705	(6,748,951)	(226,828)
Equity in loss of unconsolidated entities	(169,978)	(186,270)	(288,914)	(309,029)
Total other expense	(14,598,943)	(1,017,032)	(26,441,740)	(5,079,175)

Net loss	(16,300,981)	(2,264,775)	(30,677,748)	(7,651,246)
Net loss attributable to the non-controlling interest	5,094,733	839,960	8,393,162	987,185
Net loss attributable to III to I Maritime
Partners Cayman I, L.P.	(11,206,248)	(1,424,815)	(22,284,586)	(6,664,061)
Less general partner interest in net loss	(156,154)	(20,561)	(310,710)	(97,820)
Limited partner interest in net loss	$(11,050,094)	$(1,404,254)	$(21,973,876)	$(6,566,241)

Net loss per general partner unit:
Basic and diluted	$(15.77)	$(2.08)	$(31.38)	$(9.88)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(15.77)	$(2.08)	$(31.38)	$(9.88)
Weighted average limited partner units outstanding	700,577	676,156	700,160	664,556

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

Vessel operating expenses increased approximately $5,353,000, from approximately $3,537,000 for the three ended June 30, 2009 compared to approximately $8,890,000 for the three months ended June 30, 2010.  The increase is due to our having six vessels in operation during the current three months, whereas during the three months ended June 30, 2009, only two of our AHTS vessels had been delivered.  The increases from our additional vessels in service were partially offset by a decrease in repair costs, including approximately $582,000 of charges related to vessel repairs incurred in the three months ended June 30, 2009, most of which was related to damage to the main winch of UOS Challenger sustained during operations.

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

The change in our foreign currency transaction gain (loss) from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 was caused by a continuation of a period of relatively high volatility in exchange rates.  The primary factor with respect to the change in our foreign currency transaction gain (loss) is related to the recording of the current fair value of our forward currency exchange contracts which are not designated as cash flow hedges.  The change in value of these contracts from period to period is recognized in our results of operations.  The net losses recognized on these contracts for the three and six months ended June 30, 2010 are related to volatility in exchange rates during 2010 resulting in the strengthening of the US dollar against the Euro, and the fact that the majority of our contracts are for the sale of US dollars and the purchase of EUR at rates that are more expensive than those available in the market as of June 30, 2010.  These losses were slightly offset by a second group of forward contracts under which we agreed to sell EUR and purchase USD at rates which are now preferential versus those available in the market as of June 30, 2010.  Future fluctuations in rates will affect the recognition in gains and losses under these contracts.

The remaining changes in the foreign currency transaction gain (loss) were due to the revaluing of our EUR denominated bank accounts and restricted cash balances held in foreign countries to USD using the current prevailing exchange rate at the end of each month.  The relatively high balances in these accounts in 2009 as compared with the relatively low balances in 2010 due to the funding of amounts to the shipyard for vessel construction led to decreases in recognition of the related gains and losses as our cash accounts are re-valued.  As we no longer hold significant cash balances in these accounts, the gain (loss) related to the re-valuation of these accounts is no longer a significant factor in the amount of our foreign currency transaction gain (loss).

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
Date: May 27, 2011

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