Form 10-Q/A
period 2010-09-30
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2011-05-27
CIK 1385436

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the Periodic Report of III to I Maritime Partners Cayman I, LP (the Company) on Form 10-Q for the period ended September 30, 2010 as filed with the Securities and Exchange Commission on November 15, 2010 (the “Original Filing”). This Amendment is being filed to amend the following:
•	Part I, Item 1. Financial Statements
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Amendment restates our financial statements in their entirety to reflect a change in the presentation of our forward currency exchange contracts designated for hedge accounting due to a change in their effectiveness under FASB ASC 815, Derivatives and Hedging.  Our testing initially showed the contracts to be effective, however, our revised analysis at year end found that effective April 1, 2010, the contracts were ineffective and therefore had ceased to qualify for hedge accounting under FASB ASC 815, Derivatives and Hedging.  Therefore, the contracts have been accounted for as contracts not designated for hedge accounting as of that date, with subsequent changes in the value of the unmatured contracts shown in our statement of operations rather than in accumulated other comprehensive income (loss).  The restated information is shown in Footnote 2, Restatement of September 30, 2010 Consolidated Financial Statements.  The change affected accumulated other comprehensive income (loss) on our Balance Sheet as of September 30, 2010 and our Statements of Operations for the three and nine months ended September 30, 2010, and our Statements of Equity, Cash Flows, and Comprehensive Income (Loss) for the nine months ended September 30, 2010 changed as a result.

As a result of these changes, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, changed to reflect the restated results of operations.

Except as stated herein, this Form 10-Q/A does not reflect events occurring after the Original Filing on November 15, 2010 and no attempt has been made in this Periodic Report on Form 10-Q/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

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

PART I.  Financial Information

Item 1.  Financial Statements

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Restated)

	September 30,	December 31,
	2010	2009

ASSETS
Cash	$3,390,220	$18,267,260
Cash held in escrow	25,000	-
Related party receivables	145,403	1,949,363
Due from charterers	9,573,450	3,263,009
Other receivables	352,693	28,788
Prepaid assets	89,406	214,490
Current derivative assets	41,482	2,773,820
Other current assets	897,037	1,142,499
Current assets	14,514,691	27,639,229

Vessels	516,058,359	168,478,062
Vessel construction in progress	-	111,152,161
On board equipment	19,220,635	11,912,779
	535,278,994	291,543,002
Less accumulated depreciation	(18,927,344)	(5,003,164)
Vessels and equipment, net	516,351,650	286,539,838

Investment in unconsolidated entities	2,231,825	2,977,432
Deferred loan fees, net	3,182,138	3,554,818
Derivative assets, net of current portion	35,943	2,797,433
Long-term related party receivable	909,723	-
Other assets	-	207
Total assets	$537,225,970	$323,508,957

LIABILITIES AND EQUITY
Accounts payable and other accrued liabilities	$7,712,177	$15,400,959
Vessel construction installments payable	-	65,019,372
Accrued interest payable	2,710,928	173,608
Due to related party	1,731,274	852,663
Unaccepted equity contributions	25,000	-
Current derivative liabilities	11,044,138	4,522,274
Current portion of long-term debt	35,779,986	17,858,391
Current portion of note payable to related party	449,000	-
Current liabilities	59,452,503	103,827,267

Long-term derivative liabilities	21,591,939	5,007,963
Long-term payable to related party	2,382,100	-
Notes payable to related party	-	477,500
Long-term debt, net of current portion	419,539,299	140,527,679
Total liabilities	502,965,841	249,840,409

Commitments and contingencies

III to I Maritime Partners Cayman I, L.P. partners' equity:
General partner	107,499	514,138
Class A limited partners (units issued and outstanding:
September 30, 2010 - 615,885, December 31, 2009 - 612,244)	11,595,884	36,459,320
Class B limited partners (units issued and outstanding:
September 30, 2010 - 84,313, December 31, 2009 - 84,313)	1,325,978	4,789,036
Class D limited partners (units issued and outstanding:
September 30, 2010 - 2,000, December 31, 2009 - 2,000)	(187,402)	(105,253)
Accumulated other comprehensive (loss) income	(2,144,002)	6,456,857
III to I Maritime Partners Cayman I, L.P. partners' equity	10,697,957	48,114,098
Non-controlling interest	23,562,172	25,554,450
Total equity	34,260,129	73,668,548

Total liabilities and equity	$537,225,970	$323,508,957

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Time charter revenue	$17,283,060	$5,886,791	$38,366,324	$11,105,681

Operating expenses:
Vessel operating expenses	13,489,401	3,692,518	29,849,970	7,894,193
Depreciation expense	6,595,787	1,485,303	13,715,739	2,573,269
Professional fees	725,177	549,205	1,756,675	2,489,317
Brokerage and representation fees	-	232,408	-	560,533
Other operating expenses	415,255	197,167	1,222,508	430,250
Total operating expenses	21,225,620	6,156,601	46,544,892	13,947,562

Operating loss	(3,942,560)	(269,810)	(8,178,568)	(2,841,881)

Other income (expense):
Interest income	168,851	70,387	279,103	935,719
Gain on extinguishment of debt	-	-	5,300,000	-
Interest expense	(6,284,217)	(563,937)	(12,180,947)	(2,404,448)
Net loss on interest rate swaps	(3,375,998)	(6,199,724)	(22,293,395)	(9,767,863)
Foreign currency transaction gain (loss)	6,176,852	407,429	(572,099)	180,601
Equity in loss of unconsolidated entities	(287,570)	(284,897)	(576,484)	(593,926)
Total other expense	(3,602,082)	(6,570,742)	(30,043,822)	(11,649,917)

Net loss	(7,544,642)	(6,840,552)	(38,222,390)	(14,491,798)
Net loss attributable to the non-controlling interest	1,503,159	1,344,176	9,896,321	2,331,361
Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(6,041,483)	(5,496,376)	(28,326,069)	(12,160,437)
Less general partner interest in net loss	(84,104)	(78,078)	(394,739)	(176,520)
Limited partner interest in net loss	$(5,957,379)	$(5,418,298)	$(27,931,330)	$(11,983,917)

Net loss per general partner unit:
Basic and diluted	$(8.50)	$(7.89)	$(39.87)	$(17.83)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(8.50)	$(7.89)	$(39.87)	$(17.83)
Weighted average limited partner units outstanding	701,251	687,016	700,527	672,125

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EQUITY

(Unaudited)

(Restated)

	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

Contributions, net of syndication costs	(11,900)	(373,566)	(101,342)	(2,405)	-	10,514,036	10,024,823

Net loss	(394,739)	(24,489,870)	(3,361,716)	(79,744)	-	(9,896,321)	(38,222,390)

Forward currency exchange contracts	-	-	-	-	(4,364,058)	(1,454,686)	(5,818,744)

Foreign currency translation adjustment	-	-	-	-	(4,236,801)	(1,155,307)	(5,392,108)

Balance at September 30, 2010	$107,499	$11,595,884	$1,325,978	$(187,402)	$(2,144,002)	$23,562,172	$34,260,129

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Restated)

	Nine Months Ended September 30,
	2010	2009

Operating activities:
Net loss	$(38,222,390)	$(14,491,798)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	13,715,739	2,573,269
Amortization of deferred loan fees	187,565	24,467
Foreign currency transaction (gain) loss	(686,167)	1,775,465
Net gain on forward currency exchange contracts	1,002,874	(1,956,066)
Net loss on interest rate swaps	22,293,395	9,767,864
Settlement of hedge instruments	255,392	-
Gain on extinguishment of debt	(5,300,000)	-
Equity in loss of unconsolidated entities	576,484	593,926
Payment of interest on Berenberg Facility	-	(4,109,718)
Changes in assets and liabilities:
Due from charterers	(6,474,582)	(2,205,941)
Other receivables	(325,354)	174,079
Prepaid and other assets	302,930	(542,572)
Accounts payable and accrued liabilities	(5,269,415)	6,803,211
Accrued interest payable	2,543,069	(291,375)
Net cash used in operating activities	(15,400,460)	(1,885,189)

Investing activities:
Net related party receivable	893,102	(118,692)
Advances for vessel acquisitions	(312,243,185)	(82,842,251)
Purchase of on board equipment	(7,907,111)	(7,147,349)
Decrease in restricted cash	-	55,967,374
Net cash used in investing activities	(319,257,194)	(34,140,918)

Financing activities:
Proceeds from Berenberg Facility	-	1,314,005
Repayments on Berenberg Facility	-	(55,435,008)
Proceeds from NORD/LB Sr. Loan	286,239,940	102,282,624
Repayments on NORD/LB Sr. Loan	(16,896,107)	(3,196,332)
Proceeds from borrowing on NORD/LB Credit Facility	1,391,445	-
Proceeds from RHKG Loan Agreements	23,773,358	-
Proceeds from Hartmann Loans	9,011,144	-
Net proceeds from borrowing on Asia Hartmann Loans	6,414,199	-
Deferred loan fees	-	(9,527)
Repayment of related party note payable	(28,500)	(11,513,487)
Net accounts payable to related party	921,504	7,501,011
Contributions from partners	339,100	5,542,172
Unaccepted equity contributions	25,000	(289,500)
Syndication costs	(457,151)	(1,597,500)
Contributions from non-controlling interests	10,798,474	5,897,680
Distributions to non-controlling interests	-	(689,986)
Net cash provided by financing activities	321,532,406	49,806,152

Effect of exchange rate changes on cash	(1,751,792)	2,626,103

Net (decrease) increase in cash	(14,877,040)	16,406,148
Cash, beginning of period	18,267,260	2,222,196
Cash, end of period	$3,390,220	$18,628,344

Non-cash financing and investing activities:
Vessel construction installments financed through accounts payable	$-	$29,499,771
Deposits on asset acquisition financed through assumption of payable	$-	$5,300,000
Construction in progress reclassed to delivered vessels	$105,560,819	$35,762,585
Related party receivables and accrued interest reclassed to long-term receivable	$909,723	$-
Syndication costs reclassed to long-term payable	$2,382,100	$-
Syndication costs financed through accounts payable	$-	$2,371,200

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(Restated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net loss	$(7,544,642)	$(6,840,552)	$(38,222,390)	$(14,491,798)

Foreign currency exchange forward contracts	(450,066)	4,935,865	(5,818,744)	7,688,972

Foreign currency translation adjustment	4,420,877	2,433,472	(5,392,108)	3,466,111

Comprehensive income (loss)	$(3,573,831)	$528,785	$(49,433,242)	$(3,336,715)

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
(Restated)

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
(Restated)

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

During the three and nine months ended September 30, 2010 and 2009, we incurred a foreign currency transaction gain (loss) of $6,176,852 and ($572,099) and $407,429 and $180,601, respectively. These amounts include the effect of changes in the valuation of the forward currency exchange contracts as well as translation of certain cash deposit balances held in EUR to USD at the reporting dates.

Included in accumulated other comprehensive income (loss) at September 30, 2010 and December 31, 2009 are the cumulative changes in foreign currency translation adjustments representing a gain of $1,604,368 and $2,632,434, respectively, which resulted from the translation of our financial statements from the functional currency of EUR to the reporting currency of USD.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)
(Restated)

2.      Restatement of September 30, 2010 Consolidated Financial Statements (unaudited)

These financial statements contain restatements related to the recognition of the fair value of the forward currency exchange contracts that were designated for hedge accounting under FASB ASC 815, Derivatives and Hedging, which were deemed ineffective for hedge accounting in second quarter 2010.

During the 2010 year-end procedures, it was discovered that we had an error in the inputs to our testing for our hedge effectiveness related to our forward currency exchange contracts designated for hedge accounting.  After investigating, we determined that the inception of the error was in the second quarter, when we failed to change our prospective inputs for our underlying item (our USD denominated revenue) in response to new charters in place for our new AHTS vessels, one of which called for us to be paid in Australian dollars (AUD), In addition, another vessel was placed into the North Sea spot market, where payment is typically made in Great British pounds (GBP).  The decreases in prospective USD revenue caused our hedge effectiveness for these contracts to fall below the threshold generally accepted as being highly effective as of the quarter ended June 30, 2010.

As a result, rather than recording the changes to the fair value of the unmatured contracts from April 1, 2010 forward to accumulated other comprehensive income (loss), these changes instead must be recorded to our results of operations.  This results in a decrease to our net loss of $9,978,199 and $438,699, respectively, and an equivalent increase to our other comprehensive loss for the three and nine months ended September 30, 2010.

The impact of these restatements on our September 30, 2010 financial statements is reflected in the following tables.  Please note that the tables below reflect only the lines that were restated:

	September 30, 2010
	As
	Previously		As
Consolidated Balance Sheet	Reported	Restatement	Restated
III to I Maritime Partners Cayman I, L.P. partners' equity:
General partner	$102,914	$4,585	$107,499
Class A limited partners (units issued and outstanding:
September 30, 2010 - 615,885, December 31, 2009 - 612,244)	11,311,420	284,464	11,595,884
Class B limited partners (units issued and outstanding:
September 30, 2010 - 84,313, December 31, 2009 - 84,313)	1,286,929	39,049	1,325,978
Class D limited partners (units issued and outstanding:
September 30, 2010 - 2,000, December 31, 2009 - 2,000)	(188,328)	926	(187,402)
Accumulated other comprehensive (loss) income	(1,814,978)	(329,024)	(2,144,002)

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)
(Restated)

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As			As
	Previously		As	Previously		As
Consolidated Statement of Operations	Reported	Restatement	Restated	Reported	Restatement	Restated

Foreign currency transaction gain (loss)	$(3,801,347)	$9,978,199	$6,176,852	$(1,010,798)	$438,699	$(572,099)
Net loss	(17,522,841)	9,978,199	(7,544,642)	(38,661,089)	438,699	(38,222,390)
Net loss attributable to the non-controlling interest	3,997,709	(2,494,550)	1,503,159	10,005,996	(109,675)	9,896,321
Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(13,525,132)	7,483,649	(6,041,483)	(28,655,093)	329,024	(28,326,069)
Less general partner interest in net loss	(188,285)	104,181	(84,104)	(399,324)	4,585	(394,739)
Limited partner interest in net loss	$(13,336,847)	$7,379,468	$(5,957,379)	$(28,255,769)	$324,439	$(27,931,330)
Net loss per general partner unit:
Basic and diluted	$(19.02)	$10.52	$(8.50)	$(40.34)	$0.47	$(39.87)
Net loss per limited partner unit:
Basic and diluted	$(19.02)	$10.52	$(8.50)	$(40.34)	$0.47	$(39.87)

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)
(Restated)

Consolidated Statement of Equity

As Previously Reported
	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

Contributions, net of syndication costs	(11,900)	(373,566)	(101,342)	(2,405)	-	10,514,036	10,024,823

Net loss	(399,324)	(24,774,334)	(3,400,765)	(80,670)	-	(10,005,996)	(38,661,089)

Forward currency exchange contracts	-	-	-	-	(4,023,991)	(1,341,330)	(5,365,321)

Foreign currency translation adjustment	-	-	-	-	(4,247,844)	(1,158,988)	(5,406,832)

Balance at September 30, 2010	$102,914	$11,311,420	$1,286,929	$(188,328)	$(1,814,978)	$23,562,172	$34,260,129

Restatement
	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$-	$-	$-	$-	$-	$-	$-

Change in Contributions, net of syndication costs	-	-	-	-	-	-	-

Change in Net loss	4,585	284,464	39,049	926	-	109,675	438,699

Change in Forward currency exchange contracts	-	-	-	-	(340,067)	(113,356)	(453,423)

Change in Foreign currency translation adjustment	-	-	-	-	11,043	3,681	14,724

Change in the Balance at September 30, 2010	$4,585	$284,464	$39,049	$926	$(329,024)	$-	$-

As Restated
	III to I Maritime Partners Cayman I, L.P.
					Accumulated
		Class A	Class B	Class D	Other
	General	Limited	Limited	Limited	Comprehensive	Non-controlling
	Partner	Partners	Partners	Partners	Income (Loss)	Interest	Total
Balance at December 31, 2009	$514,138	$36,459,320	$4,789,036	$(105,253)	$6,456,857	$25,554,450	$73,668,548

Contributions, net of syndication costs	(11,900)	(373,566)	(101,342)	(2,405)	-	10,514,036	10,024,823

Net loss	(394,739)	(24,489,870)	(3,361,716)	(79,744)	-	(9,896,321)	(38,222,390)

Forward currency exchange contracts	-	-	-	-	(4,364,058)	(1,454,686)	(5,818,744)

Foreign currency translation adjustment	-	-	-	-	(4,236,801)	(1,155,307)	(5,392,108)

Balance at September 30, 2010	$107,499	$11,595,884	$1,325,978	$(187,402)	$(2,144,002)	$23,562,172	$34,260,129

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)
(Restated)

	Nine Months Ended September 30, 2010
	As
	Previously		As
Consolidated Statements of Cash Flows	Reported	Restatement	Restated

Net loss	$(38,661,089)	$438,699	$(38,222,390)
Net gain on forward currency exchange contracts	(267,471)	1,270,345	1,002,874
Settlement of hedge instruments	1,964,436	(1,709,044)	255,392

	Three Months Ended September 30, 2010			Nine Months Ended September 30, 2010
	As			As
	Previously		As	Previously		As
Consolidated Statements of Comprehensive Income (Loss)	Reported	Restatement	Restated	Reported	Restatement	Restated

Net loss	$(17,522,841)	$9,978,199	$(7,544,642)	$(38,661,089)	$438,699	$(38,222,390)
Foreign currency exchange forward contracts	8,756,323	(9,206,389)	(450,066)	(5,365,321)	(453,423)	(5,818,744)
Foreign currency translation adjustment	5,192,687	(771,810)	4,420,877	(5,406,832)	14,724	(5,392,108)

3.      Maritime Vessels

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
(Restated)

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
(Restated)

5.      Long-Term Debt

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)
(Restated)

The loan proceeds will fund operating activities, including interest and redemption payments to Nord/LB, of the AHTS SPV Isle of Usedom, as well as providing funds for similar purposes to the other either AHTS SPVs via loans between the AHTS SPVs.  The agreement calls for interest to be calculated at 6% per annum.  There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period.  See Note 11 for more information.

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
(Restated)

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
(Restated)

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
(Restated)

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

On May 11 and May 22, 2009, our AHTS SPVs entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  These forward currency exchange contracts were designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.  Effective April 1, 2010, the contracts were deemed to be ineffective and therefore ceased to qualify for hedge accounting under FASB ASC 815, Derivatives and Hedging, and will be accounted for as contracts not designated for hedge accounting going forward.  The balance as of March 31, 2010 was deemed to be effective; therefore, the balance in accumulated other comprehensive income (loss) related to these contracts will reflect the balance of the unmatured contracts at their March 31, 2010 fair values, and subsequent changes to fair values will be recorded to the statement of operations as foreign currency transaction gain (loss).  As the contracts mature, the fair value amounts related to the effective portion as of March 31, 2010 of the maturing forward currency exchange contracts, which are included in accumulated other comprehensive income (loss), will be recorded to our consolidated statement of operations under foreign currency transaction gain (loss).  These forward currency exchange contracts have a notional value totaling $81,000,000 at September 30, 2010.  The contracts run from December 2009 through December 2011.

On March 3, 2010, our AHTS SPVs entered into forward exchange contracts to adjust for anticipated currency needs between USD and EUR.  The notional value of these contracts totals $20,250,000 at September 30, 2010.  The contracts run from April 2010 through December 2011.  These contracts are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)
(Restated)

The fair value of our derivative instruments as of September 30, 2010 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$-	$-	$-	$-

Not designated as hedging instruments:
Forward currency exchange contracts	41,482	35,943	368,811	174,846
Interest rate swap agreements	-	-	10,675,327	21,417,093

Total derivatives	$41,482	$35,943	$11,044,138	$21,591,939

The fair value of our derivative instruments as of December 31, 2009 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$2,271,928	$2,797,433	$-	$-

Not designated as hedging instruments:
Forward currency exchange contracts	501,892	-	-	-
Interest rate swap agreements	-	-	4,522,274	5,007,963

Total derivatives	$2,773,820	$2,797,433	$4,522,274	$5,007,963

For the three and nine months ended September 30, 2010 and 2009, we recognized net gains and (losses) on derivative instruments in our consolidated statement of operations as follows:

Derivatives by hedge	Classification of gains	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
designation	(losses)	2010	2009	2010	2009
Designated as hedging instruments:
Cash flow hedges:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$(160,975)	$(12,075)	$(255,392)	$(86,543)

Not designated as hedging instruments:
Forward currency exchange contracts	Foreign currency transaction gain (loss)	$6,366,218	$524,126	$(1,002,875)	$2,042,609
Interest rate swap agreements - Unmatured	Loss on interest rate swaps	$(3,375,998)	$(6,199,724)	$(22,293,395)	$(9,767,863)
Interest rate swap agreements - Close-to-Maturity and Matured	Interest expense	$(2,828,824)	$-	$(4,582,883)	$-

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)
(Restated)

For the three and nine months ended September 30, 2010, the foreign currency transaction loss related to forward currency exchange contracts designated as cash flow hedges was $160,975 and $255,392, respectively, of which a loss of $122 and a gain of $11,905, respectively,  is related to the fair value of the ineffective portion of the forward currency exchange contracts and by a loss of $160,853 and $267,297 related to matured contracts.  As the contracts mature, the fair value amounts related to the effective portion of the unmatured foreign currency forward exchange contracts, which are currently recorded as accumulated other comprehensive income (loss), will be recorded to our consolidated statement of operations under foreign currency transaction gain (loss).  The current effective loss portion of $781,216 (EUR 573,917) is expected to be reclassified into net income (loss) in this manner within the next twelve months.

For the three and nine months ended September 30, 2009, the foreign currency transaction loss related to forward currency exchange contracts formerly designated as cash flow hedges was $12,075 and $86,543, which is related to the fair value of the ineffective portion of the forward currency exchange contracts.

For the three and nine months ended September 30, 2010, the foreign currency transaction gain (loss) related to derivatives not designated as hedging instruments is $6,366,218 and ($1,002,875), respectively.  Of these amounts, a loss of ($1,006,179) and ($1,772,958), respectively is related the forward currency exchange contracts not designated as hedging instruments which have matured, and the residual gain of 7,372,397 and $770,083, respectively is due to the change in fair value of the remaining contracts.

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
(Restated)

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

10.	Other Comprehensive Income

The components of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Unrealized (loss) gain on forward currency exchange contract hedge	$(450,066)	$4,935,865	$(5,818,744)	$7,688,972
Foreign currency translation adjustment	4,420,877	2,433,472	(5,392,108)	3,466,111
Other comprehensive (loss) income	3,970,811	7,369,337	(11,210,852)	11,155,083
Less other comprehensive loss (income) attributable to non-controlling interest	(1,914,058)	(1,636,313)	2,609,993	(2,011,890)
Other comprehensive (loss) income attributable to III to I Maritime Partners Cayman I, L.P.	$2,056,753	$5,733,024	$(8,600,859)	$9,143,193

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(Unaudited)
(Restated)

Accumulated other comprehensive income (loss) in the partners’ equity section of the consolidated balance sheets includes:

	September 30,	December 31,
	2010	2009

Unrealized (loss) income on forward currency exchange contract hedge	$(539,635)	$3,824,423
Foreign currency translation adjustment	(1,604,367)	2,632,434
Accumulated other comprehensive (loss) income	$(2,144,002)	$6,456,857

11.	Subsequent Events

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

				Net daily earnings (deficit)
				Three months ended	Nine months ended
AHTS SPV AHTS Vessel	Date Delivered	Charter Information	Operating Region	September 30, 2010

MS Juist UOS Atlantis	February 27, 2009	Under extension of original charter, which began in March 2009, through March 2011.	Egypt	$19,238	$16,118

MS Norderney UOS Challenger	May 28, 2009	Under extension of original charter, which began in May 2009, through December 2010.	Gulf of Mexico	28,041	18,057

Isle of Baltrum UOS Columbia	October 5, 2009	The UOS Columbia is not currently under charter, and is undergoing warranty repair work	Uncommitted	13,839	19,298

Isle of Langeoog UOS Discovery	February 16, 2010	Began operating in September 2010 under a five month charter with provision for five, fifteen day extensions and three, five day extensions.	Australia	(6,066)	(11,844)

Isle of Amrum UOS Endeavour	March 11, 2010	The UOS Endeavour operates in the North Sea spot market.	North Sea	10,587	5,055

Isle of Sylt UOS Enterprise	July 2, 2010	Began operating in October 2010 under a nine month charter with provision for three, three-month extensions	Egypt	(17,721)	(18,089)

Isle of Wangerooge UOS Explorer	March 15, 2010	Upon cancellation of its charter by the charterer, began operating in October 2010 under a two year charter with provision for two one-year extensions	Egypt	12,197	(1,104)

Isle of Neuwerk UOS Freedom	June 29, 2010	Began operating in September 2010 under a nine month charter with provision for three, three-month extensions	Egypt	(16,880)	(19,598)

Isle of Usedom UOS Liberty	June 23, 2010	Began operating in October 2010 under a nine-month charter with provision for one three-month extension	Brazil	(5,128)	(7,152)

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

Results of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Time charter revenue	$17,283,060	$5,886,791	$38,366,324	$11,105,681

Operating expenses:
Vessel operating expenses	13,489,401	3,692,518	29,849,970	7,894,193
Depreciation expense	6,595,787	1,485,303	13,715,739	2,573,269
Professional fees	725,177	549,205	1,756,675	2,489,317
Brokerage and representation fees	-	232,408	-	560,533
Other operating expenses	415,255	197,167	1,222,508	430,250
Total operating expenses	21,225,620	6,156,601	46,544,892	13,947,562

Operating loss	(3,942,560)	(269,810)	(8,178,568)	(2,841,881)

Other income (expense):
Interest income	168,851	70,387	279,103	935,719
Gain on extinguishment of debt	-	-	5,300,000	-
Interest expense	(6,284,217)	(563,937)	(12,180,947)	(2,404,448)
Net loss on interest rate swaps	(3,375,998)	(6,199,724)	(22,293,395)	(9,767,863)
Foreign currency transaction gain (loss)	6,176,852	407,429	(572,099)	180,601
Equity in loss of unconsolidated entities	(287,570)	(284,897)	(576,484)	(593,926)
Total other expense	(3,602,082)	(6,570,742)	(30,043,822)	(11,649,917)

Net loss	(7,544,642)	(6,840,552)	(38,222,390)	(14,491,798)
Net loss attributable to the non-controlling interest	1,503,159	1,344,176	9,896,321	2,331,361
Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(6,041,483)	(5,496,376)	(28,326,069)	(12,160,437)
Less general partner interest in net loss	(84,104)	(78,078)	(394,739)	(176,520)
Limited partner interest in net loss	$(5,957,379)	$(5,418,298)	$(27,931,330)	$(11,983,917)

Net loss per general partner unit:
Basic and diluted	$(8.50)	$(7.89)	$(39.87)	$(17.83)
Weighted average general partner units outstanding	9,900	9,900	9,900	9,900

Net loss per limited partner unit:
Basic and diluted	$(8.50)	$(7.89)	$(39.87)	$(17.83)
Weighted average limited partner units outstanding	701,251	687,016	700,527	672,125

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

The change in our foreign currency transaction gain (loss) from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 was caused by a continuation of a period of relatively high volatility in exchange rates.  The primary factor with respect to the change in our foreign currency transaction gain (loss) is related to the recording of the current fair value of our currency forward exchange contracts which are not designated as cash flow hedges.  The change in value of these contracts from period to period is recognized in our results of operations.  The net losses recognized on these contracts for the nine months ended September 30, 2010 are related to the strengthening of the US dollar against the Euro, and the fact that the majority of our contracts are for the sale of US dollars and the purchase of EUR at rates that are less favorable to us than those available in the market as of September 30, 2010.  The net gains recognized on these contracts for the three months ended September 30, 2010 are related to volatility in the exchange rates during 2010 resulting in the weakening of the US dollar against the Euro over the three months ended September 30, 2010.  These amounts were slightly offset by a second group of forward contracts which allow us to sell EUR and purchase USD at preferential rates versus those available in the market as of September 30, 2010.  Future fluctuations in rates will affect the recognition in gains and losses under these contracts.

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

At September 30, 2010, a total of $6,414,199 (EUR 4,712,165) was outstanding under the Hartmann Asia Loan.  During the three and nine months ended September 30, 2010, we incurred interest expense of $30,472 (EUR 23,618).  Accrued interest of $32,149 (EUR 23,618) was outstanding at September 30, 2010.

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

Our primary source of funding for our AHTS vessel operations and our debt service obligations is the results of operations of our AHTS vessels.  If the net results of operations are not sufficient due to charter rates below break even, low utilization, unexpected increases in expenses or some combination thereof or other factors, then we would likely first seek debt financing in our AHTS SPVs in the form of additional funding under our line of credit with Nord/LB, or additional financing from elsewhere, which Nord/LB would likely be required to approve.

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