Form 10-K
period 2010-12-31
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2011-08-31
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

□ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act).

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Form 10-K including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,” “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “foresee,” “look(ing) for,” “look to,” and words of similar import, are forward-looking statements within the meaning of the federal securities laws.  Forward-looking statements appear in a number of places and include statements with respect to, among other things:

•	forecasts about our ability to make cash distributions on the units;
•	future supply of, and demand for, products that will be shipped, supplied or otherwise supported by our vessels;
•	expected demand in the maritime shipping industry in general and for our vessels in particular;
•	our ability to maximize the use of our vessels;
•	estimated future maintenance capital expenditures;
•	the absence of future geopolitical disputes or other disturbances;
•	increasing emphasis on environmental and safety concerns;
•	our future financial condition or results of operations and our future revenues and expenses;
•	our business strategy and other plans and objectives for future operations;
•	forecasts about our ability to make cash distributions on the units; and
•	any statements contained herein that are not statements of historical fact.

These statements are not guarantees of future performance and involve a number of risks, uncertainties and assumptions.  Accordingly, our actual results or performance may differ significantly, positively or negatively, from forward-looking statements.  Unanticipated events and circumstances are likely to occur.  Important factors that could cause our actual results of operations or financial condition to differ include, but are not limited to:

•	inability to negotiate a deferral of the principal repayment terms of our debt obligations or otherwise resolve our defaults under such loans on favorable terms or at all;
•	inability to raise sufficient debt or equity capital to pay remaining capital contribution obligations, service our debt obligations and provide for operations;
•	insufficient cash from operations;
•	fluctuations in charter rates;
•	political and financial unrest in our areas of operation;
•	a decline in the demand for petroleum products or other products shipped, supplied or otherwise supported by our vessels;
•	intense competition in the anchor handling tug supply vessel or multipurpose bulk carrier industries;
•	the occurrence of marine accidents or other hazards;
•	fluctuations in currency exchange rates and/or interest rates;
•	changes in international trade agreements;
•	adverse developments in the marine transportation business; and
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

Our functional currency is the U.S. dollar (“USD”).  However, the functional currency of many of our subsidiaries is the Euro (“EUR”).  All amounts are stated in USD, and where the amount relates to a subsidiary whose functional currency is the Euro, the amount has been restated in EUR following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of December 31, 2010.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Company Overview

We own and operate maritime vessels primarily serving the international offshore energy industry.  Our focus is on anchor-handling tug supply (“AHTS”) vessels which support offshore exploration, development and production, but we also own a non-controlling interest in two multipurpose bulk carrier vessels (“mini-bulkers”).  We are also authorized to engage in other activities if III to I International Maritime Solutions Cayman Inc., a Cayman Islands corporation (“General Partner”), believes such activities will benefit our core business of shipping operations.

We were formed on October 18, 2006 and, to date, have had limited operating revenues and operating history, with deliveries of our AHTS vessels taking place throughout 2009 and 2010.  As of December 31, 2010, each of the nine special purpose entities (“SPVs”), each of which holds one of the nine AHTS vessels (each an “AHTS SPV”, and together the “AHTS SPVs”), had taken delivery of its respective AHTS vessel from the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”) in Italy, and most of our vessels were operating under charters.  Effective July 1, 2011, we transferred our entire interest in three of our AHTS vessels, and approximately a 39% interest in a fourth vessel, through the transfer of our ownership in the respective AHTS SPVs, leaving us with five majority owned AHTS vessels and a sixth AHTS vessel in which we hold a non-controlling interest of approximately 36%.

The vessels which make up our AHTS vessel fleet are relatively large, high horsepower AHTS vessels capable of supporting intermediate depth and deepwater exploration, development, and drilling operations.  Our vessels operate in a fleet of twelve AHTS vessels, and these twelve vessels represent approximately 12.5% of the worldwide fleet of such vessels based on the total fleet size of similarly capable vessels according to data from Platou, which are international ship and offshore brokers and investment bankers.  As such, our revenues, net earnings and cash flows from operations are dependent upon activity in the offshore drilling industry, which is primarily driven by the long-term worldwide demand for oil.  However, the industry is also subject to economic issues of a temporary and/or localized nature as well.

 Our vessels operate as part of a fleet of twelve AHTS vessels, three of which are now wholly owned by a group of affiliated entities involved in the international shipping industry that are owned or controlled by Hartmann AG, a German corporation headquartered in Leer, Germany (the “Hartmann Group”) and three of which are owned by our affiliate, FLTC Fund I.  Entities of the Hartmann Group are also our partner in five of our vessels and the three vessels of FLTC Fund I.

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

Formation History and Operating Structure
The partnership is a Cayman Islands exempted limited partnership formed in October 2006 with III to I International Maritime Solutions Cayman, Inc., a Cayman Islands exempted company with limited liability, as our general partner.  Under the law of the Cayman Islands, the reference to “limited by shares” means that the liability of shareholders in our general partner is limited to the amount, if any, unpaid on their shares.  This unpaid amount can be called upon at any time, but the shareholder cannot be obliged to contribute any more than that amount.  Our general partner has just one shareholder, who has met its liability amount in full.

Initially, we owned approximately 96% of the units of I-A Suresh Capital Maritime Partners Limited, a limited liability company formed under the laws of Cyprus (our “Cyprus Subsidiary”).  On April 28, 2009, we underwent a reorganization in order to simplify our ownership structure, streamline the calculation of allocations and distributions by incorporating economic rights in our Partnership Agreement that formerly resided in the organizational documents of our Cyprus Subsidiary and to simplify the financial statements by eliminating the non-controlling interest component related to the Cyprus Subsidiary.  Pursuant to the reorganization, one of the non-controlling unitholders in our Cyprus Subsidiary contributed its units in the Cyprus Subsidiary for our then newly created Class D units.  Our general partner, the other non-controlling unitholder, contributed its units in the Cyprus Subsidiary in exchange for the contribution by the other unitholder and the adoption of the Second Amended and Restated Agreement of Limited Partnership.  Pursuant to our current Partnership Agreement and the equity contribution agreement, the parties agreed to treat the contribution and issuance of the Class D units as effective on April 1, 2009.  As a result of the reorganization, we now own 100% of our Cyprus Subsidiary.  Please note that, in an effort to utilize terminology consistent with that used for domestic limited liability companies, we have used the terms “units” and “unitholders” above for purposes of describing the equity interests and equity holders, respectively, in connection with our Cyprus Subsidiary.  However, unlike a domestic limited liability company, for purposes of describing the equity interests and holders thereof in a Cyprus limited liability company, the respective use of the terms “shares” and “shareholders” is consistent with Cyprus law, and we have used the terms “shares” and “shareholders” in all relevant documentation when necessary to describe the respective equity interests and holders thereof of our Cyprus Subsidiary.

In accordance with FASB ASC 810, Consolidation - Non-controlling Interest in a Subsidiary, we treated the acquisition of the non-controlling interest in our Cyprus Subsidiary as an equity transaction, and recorded a decrease in the equity of the Class D unitholders and of the general partner equal to the negative carrying value of the non-controlling interest attributable to the acquired interests effective April 1, 2009.

Suresh Capital Maritime Partners Germany, GmbH (our “German Subsidiary”), a German limited liability company and a wholly-owned subsidiary of our Cyprus Subsidiary, was formed for the purpose of acquiring, managing and operating our vessels.  In May 2007, we acquired a 75% limited partnership interest in the 12 AHTS SPVs, each of which is organized as a Kommanditgesellschaft (“KG”), a German limited partnership, in order to secure a position in 12 AHTS vessels available from the Fincantieri Shipyards in Italy with expected deliveries through 2010.  Each of these AHTS SPVs has a general partner, ATL Offshore GmbH (“ATL”), also a member of the Hartmann Group.  While ATL serves as the general partner of each of the AHTS SPVs, it does not own any portion of such AHTS SPVs and thus does not participate in the results or assets of such AHTS SPVs.  The remaining 25% of each AHTS SPV is owned by Reederei Hartmann GmbH & Co. KG (“Reederei Hartmann”), one of a group of  affiliated entities involved in the international shipping industry that are owned or controlled by the Hartmann Group.  In December 2007 and January 2008, we sold our interest in three of the 12 AHTS SPVs to our affiliate, FLTC Fund I (“FLTC Fund I’s AHTS SPVs”).  Effective July 1, 2011, we transferred our entire interest in three of our AHTS SPVs, and approximately a 39% interest in a fourth SPV to Reederei Hartmann and its affiliate Hartmann Offshore GmbH & Co., KG (“Hartmann Offshore”), (“Hartmann’s AHTS SPVs”), leaving us with five majority owned AHTS SPVs and a sixth AHTS SPV in which we hold a non-controlling interest of approximately 36% (“our AHTS SPVs”).  The twelve AHTS SPVs together and their respective vessels are referred to in this report as the “Fleet”.  The foregoing transfer effectuated on July 1, 2011 shall be referred to herein as the “Hartmann Transfer”.

We also acquired a 49% non-controlling interest in two additional SPVs, each of which owns and operates a mini-bulker, with the remaining 51% ownership held by affiliates of each of Reederei Hesse GmbH & Co. KG (“Reederei Hesse”), who was retained to manage the operations of the mini-bulkers, and the Hartmann Group.

Additionally, Kronos Shipping I, Ltd (“Kronos”), our wholly-owned subsidiary, was formed during 2008 to acquire, manage and operate a chemical tanker that we obtained an option to purchase.  In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of similar vessels, we elected to abandon our option to purchase the chemical tanker on April 9, 2010.

We have subcontracted the commercial management of our AHTS vessels by entering into ship management agreements with Hartmann Offshore with respect to the AHTS vessels, while Reederei Hesse was retained to provide management services for the mini-bulkers in which we own an interest.  The commercial management of each AHTS vessel was subcontracted by Hartmann Offshore to United Offshore Support GmbH & Co. KG, an affiliate of Hartmann Offshore and a member of the Hartmann Group (“UOS”), while the commercial management of the mini-bulkers was subcontracted by Reederei Hesse to Maritime Transport + Logistik GmbH & Co. KG, a Hartmann Group company (“MTL”).  Under the ship management agreements, the applicable management companies are responsible for coordinating all commercial and technical management of the vessels including crewing, maintenance, repair and dry docking.  We and the other owners of each applicable vessel are responsible for the costs associated with the ship management agreements and have certain approval rights for major decisions.  Under these agreements, each applicable management company is paid based on a percentage of net daily earnings.

Our vessels may be employed under a variety of contracts, including both spot market and time charters of varying durations, voyage charters and affreightment contracts.  We generally remain responsible for paying the vessel’s operating expenses which include the cost of crewing, insuring, repairing and maintaining the vessel and payment of broker’s commissions.  When a charter expires, the commercial manager will assess market conditions in the industry and determine whether to seek to re-employ the vessel under a time or spot market charter, voyage charter or affreightment contract.

For a chart showing the ownership structure of our subsidiaries as of December 31, 2010, see below.

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
One Anchor-Handling Tug Supply Ship Per SPV
(German GmbH & Co. KGs)
2 Special Purpose Vehicles (SPVs)
One Multipurpose Bulk Carrier Vessel Per SPV
(German GmbH & Co. KGs)

*
See charts on the following page for additional detail regarding the ship management arrangements for the AHTS vessels and the mini-bulkers, as well as the ownership of the mini-bulker SPVs.  Note that since December 31, 2010, we have transferred all of our interest in three of the nine original AHTS SPVs and approximately 39% of an additional AHTS SPV.

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
One Anchor-Handling Tug Supply Ship Per SPV
(German GmbH & Co. KGs)
2 Special Purpose Vehicles (SPVs)
One Multipurpose Bulk Carrier Vessel Per SPV
(German GmbH & Co. KGs)

Recent Developments

As discussed in greater detail in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this annual report on Form 10-K, under the caption Liquidity and Capital Resources and in Item 8. Financial Statements and Supplementary Data under Note 2. Going Concern in our Notes to Consolidated Financial Statements, we failed to make certain quarterly payments due during March 2011 under our Loan, Guarantee Facility and Credit Facility Agreement entered into on December 19, 2008 (the “Senior Loan”) with Norddeutsche Landesbank Girozentrale (“Nord/LB”), through which we financed our AHTS vessel acquisitions.  The failure to make these quarterly payments constituted an event of default under the Senior Loan (“Event of Default”).  In addition to our Senior Loan with Nord/LB, we entered into a Working Capital Facility with Nord/LB on December 6, 2010 (the “Working Capital Facility”, and, collectively with the Senior Loan the “Nord/LB Loans”).  Due to the Event of Default, Nord/LB has the right to declare the entire amount of the Nord/LB Loans to be immediately due and payable by written notice to us.  As of the date of this Form 10-K, Nord/LB has not notified us of any such intent to accelerate the amounts outstanding under the Nord/LB Loans.

The Event of Default was preceded by the political and financial unrest in Egypt.  Prior to the unrest in Egypt, we were already experiencing tight liquidity related to the delivery of six vessels in the AHTS fleet over a short time span during 2010, some of which did not immediately enter into charters. The situation in Egypt resulted in delayed charter payments to four of the AHTS SPVs in the Fleet, as these AHTS SPVs are engaged in charters with companies with substantial ties to Egypt.

As a result of the foregoing, we are working to restructure our debt obligations.  In this regard, we are negotiating with Nord/LB to defer some principal payments under the Nord/LB Loans or otherwise resolve the Event of Default.  The Senior Loan includes complex terms and guarantees by third parties which have added complexity to the discussions, lengthening the process.  While we continue to work with Nord/LB on resolving the Event of Default and our liquidity issues, there can be no assurances that Nord/LB will ultimately agree to a deferral or any other resolution of the Event of Default on terms that are acceptable to us or at all, or that we will be able to otherwise resolve our liquidity concerns to enable us to repay this overdue payments.  Although Nord/LB has not moved to do so over the course of the past months, in the event Nord/LB were to accelerate all of the outstanding indebtedness under the Nord/LB Loans, we would be unable to repay such amounts and would, as a result, be subject to the remedies available to Nord/LB under the agreements, which include among other remedies the right to foreclose on the vessels pursuant to the mortgages on the vessels entered into in connection with the Nord/LB Loans.  Due to the co-borrowing terms under the Nord/LB Loans, the potential liability includes that related to the AHTS SPVs owned by the Hartmann Group and our affiliate, FLTC Fund I.

In addition to resolving the cash flow shortfall which led to the Nord/LB overdue payments, we are pursuing alternative sources of liquidity through the issuance of debt or equity securities, and are exploring various alternatives in this regard.  We may also sell additional AHTS vessels, or enter into sale-leaseback or other equivalent transactions to raise liquidity.  However, there can be no assurances that we will be able to raise any such additional funds or sell any additional vessels on terms acceptable to us or at all.

Our interest in our AHTS SPVs is held through our German Subsidiary.  Effective July 1, 2011, we have entered into an agreement (the “Hartmann Transfer Agreement”) at our German Subsidiary through which loans payable by our German Subsidiary were satisfied pursuant to the Hartmann Transfer.  Under the Hartmann Transfer Agreement, we documented the Hartmann Transfer in exchange for the satisfaction of loans from Reederei Hartmann and its affiliate Captain Alfred Hartmann (“Capt. Alfred Hartmann”), the related interest on the loans, as well as certain expenses related to the loans.  Reederei Hartmann, Hartmann Offshore, and Capt. Alfred Hartmann are affiliates of the Hartmann Group.  The loans and the Hartmann Transfer are further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the sub-caption entitled RHKG Loan Agreements and Hartmann Loan Agreement and Hartmann Transfer Agreement under the caption Financing Arrangements in the Liquidity and Capital Resources section.  The outcome of the Hartmann Transfer Agreement is that effective July 1, 2011 we own a 75% interest in five AHTS SPVs, and a non-controlling interest of approximately 36% in one AHTS SPV.  The Hartmann Transfer Agreement resulted in satisfaction of loans payable and accrued expenses totaling $47,577,410 (EUR 33,378,287), which represents the purchase price received for the interest in the AHTS SPVs transferred.  We expect that the gain recognized will be between $18,834,400 and $21,732,000 (EUR 13,000,000 and EUR 15,000,000), based on a net book value of $27,229,085 (EUR 18,794,233) and the exchange rate as of July 1, 2011.

Our Vessels

Our fleet, effective as of July 1, 2011, consists of five AHTS vessels, as well as an approximate 36% interest in a sixth vessel.  A brief description of each type of vessel, including details of our fleet, is provided below.

Anchor Handling Tug Supply Vessels
An AHTS vessel is an offshore supply and support vessel specially designed to provide anchor handling services and tow offshore platforms, barges and production modules or vessels.  The AHTS vessel is also used in general supply service for all kinds of offshore platforms, transporting both wet and dry cargo in addition to deck cargo.  The delivery of the nine AHTS vessels which constituted our ownership prior to the July 1, 2011 transaction discussed above occurred throughout 2009 and 2010 as shown below:

AHTS SPV	Vessel Name	Date Delivered	Delivered Cost
6160 – MS Juist	UOS Atlantis	February 27, 2009	€40,360,378	$51,439,302
6161 – MS Norderney	UOS Challenger	May 28, 2009	€41,271,034	$57,568,966
6162 – Isle of Baltrum	UOS Columbia	October 2, 2009	€40,912,722	$59,675,296	*
6163 – Isle of Langeoog	UOS Discovery	February 16, 2010	€41,324,006	$56,221,311	*
6168 – Isle of Amrum	UOS Endeavour	March 11, 2010	€45,125,123	$61,446,880	*
6169 – Isle of Sylt	UOS Enterprise	July 2, 2010	€45,490,482	$56,239,883
6171 – Isle of Wangerooge	UOS Explorer	March 15, 2010	€46,132,138	$63,542,407	**
6172 – Isle of Neuwerk	UOS Freedom	June 29, 2010	€46,229,277	$57,023,813
6173 – Isle of Usedom	UOS Liberty	June 23, 2010	€47,204,091	$58,023,268

*	Ownership subsequently transferred to the Hartmann Group effective as of July 1, 2011
**	Controlling ownership subsequently transferred to the Hartmann Group effective as of July 1, 2011

Our AHTS vessels are built to deploy and recover mooring systems for deepwater drilling rigs, and our vessels fall into the large, higher horsepower category of AHTS vessels.  These are highly specialized vessels designed to have 16,320 BHP (brake horsepower), 450 ton main winch capacity and at least 190 ton BP (bollard pull).  With dynamic positioning capabilities and high cargo capacities, these powerful vessels double as rig and platform supply vessels that are capable of supporting various deepwater operations.  State of the art electronics allow these vessels to monitor and maintain equipment throughout all modes of service.

Currently, our AHTS vessels support offshore deep sea oil and gas drilling in the following locations, and are generally available to work worldwide with the exception of United States waters: the North Sea, South Atlantic Ocean, Mediterranean Sea, Indian Ocean, Brazil, Africa, Southeast Asia and Australia.

Additionally, each AHTS SPV entered into a contract with Hartmann Offshore, whereby Hartmann Offshore supervised and managed the technical aspects of the construction of the vessel acquired by the applicable AHTS SPV.  For each AHTS SPV, two contracts were in place during the construction of the AHTS vessel, one of which covered the technical and commercial management of the vessel (the “Technical Management Contracts”) and the other which covered the supervision of the construction of the vessel, the assessment of the builder’s adherence to the specifications and the assessment of any modifications pertaining to the vessel (the “Construction Supervision Contracts”).  Under the Technical Management Contracts, Hartmann Offshore received fees of $662,650 (EUR 500,000) for each of the nine vessels payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  Hartmann Offshore subcontracted the commercial management duties under the Technical Management Contracts to UOS.  Under the Construction Supervision Contracts for each vessel, Hartmann Offshore received fees of $331,325 (EUR 250,000) which were payable in two equal installments, each due at installation of the main engines and delivery of the completed vessel.  These costs are included in the delivered cost of each vessel above.  Additionally, Hartmann Offshore was reimbursed for travel costs and other reasonable out of pocket expenses.

Each AHTS SPV entered into a management agreement with Hartmann Offshore or its nominee whose performance is guaranteed by Hartmann Offshore.  Such management agreements commenced upon delivery of the applicable vessel and terminate when the vessel is sold.  Under these management agreements, the ship manager provides a full range of management services, including but not limited to the following:

•	Crew management services, whereby the ship manager shall identify suitable qualified crew for the applicable vessel in accordance with international standards;
•	Technical management services relating to the operation and maintenance of the applicable vessel;
•	Commercial management services with respect to the chartering of the applicable vessel (Hartmann Offshore subcontracted these services to UOS);
•	Arrangement of insurance policies with respect to the vessel, if so instructed by the owners of the vessel;
•
Supervision of the sale and purchase of the applicable vessel, including the supervision of the performance of any sale or purchase agreement, the identification of potential purchasers and the negotiation of the purchase agreement;

•	Supply of necessary provisions for the vessel; and
•	Arranging for the provision of bunker fuel as required for the vessel’s trade.

Pursuant to each such ship management agreement, Hartmann Offshore is paid a fee to manage the day to day operations of the vessels, which is 4% of the net daily earnings of the applicable vessel, subject to a maximum and minimum of $2,400 and $750, respectively, per day.  The Hartmann Group currently operates and/or manages more than 190 vessels, including containerships, bulkers, tankers, liquefied petroleum gas (“LPG”) carriers and multipurpose vessels.

Our AHTS vessels operate under time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or long-term charters, which are typically measured in months and years.  Our charters have typically ranged from four months to three years, including renewal options.  Under these arrangements, our AHTS SPVs are usually responsible for vessel operating expenses such as crew wages, class costs, insurance on the vessel and routine maintenance, as well as management fees as described below.  Our vessels’ net daily earnings consist of the revenue earned under vessel charters less vessel operating expenses, which does not include interest expense or depreciation expense.  During the years ended December 31, 2010 and 2009, our average net daily earnings were $8,170 and $7,789, respectively.  For a more detailed explanation of our vessel net daily earnings, including information for each vessel, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption entitled AHTS Vessel Net Daily Earnings in the Overview section.

In Egypt, Brazil, Australia and other areas in which we operate or may operate in the future, the oil companies for whom we are ultimately hired to perform services typically require us to enter into charter agreements with third-party intermediaries located in the respective area of operations.  The oil company pays the third-party intermediary, who in turn pays our AHTS SPV for the work performed.  In Egypt, all of our charters are each contracted with local, third-party intermediaries.  While these intermediaries sometimes provide benefits, such as familiarity with local business practices, during the recent unrest in Egypt, the presence of these locally-based, third-party intermediaries has resulted in additional complexity and led and may continue to lead to delays in collections of amounts receivable from such parties.  Continued or renewed unrest could lead to further instability in the business climate, causing further delays in payments, and/or potentially leading to our inability to collect amounts due or disruption or termination of these charter arrangements.

In March 2009, we entered into an agreement with UOS (“AHTS Pool Agreement”) to participate in a revenue pool (the “UOS AHTS Pool”) comprised of the Fleet (the “Pool Members”).  The agreement names UOS as the “Pool Manager,” with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement.  Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its returns from employment of the vessel less voyage expenses (“Voyage Results”) with the other Pool Members to more evenly distribute the risks resulting from the fluctuation in charter rates in the offshore chartering business.  The majority of the costs of operating each AHTS vessel are not shared under the AHTS Pool Agreement but are instead borne by each AHTS SPV, such as crew cost, fuel cost, and other vessel operating costs.

Multipurpose Bulk Carrier Vessels
A bulk carrier, bulk freighter or bulker is a merchant ship specially designed to transport bulk cargo such as grains, fertilizer, quick lime, soda ash, forest and paper products and cement in its cargo holds.  A mini-bulker is a single hold bulk carrier with maximum cargo capacity of 10,000 metric tons or less.

We acquired a non-controlling interest in two new mini-bulkers which were acquired from Nanjing Huatai Co. Limited in China in August and December 2007, respectively.  Each of the mini-bulkers is managed by Reederei Hesse as technical manager and MTL as commercial manager, and is held in a separate SPV, of which we indirectly own 49% with the remaining 51% owned by affiliates of the Hartmann Group and Reederei Hesse.  Pursuant to each ship management agreement, the managers currently receive 2% of the net daily earnings of the applicable vessel.  The mini-bulkers currently operate in liner services between the Baltic area and Northern Spain, Portugal, the Mediterranean Sea, Greece, Turkey and Israel.

Transactions with Affiliates and Related Parties

The table below sets forth the material agreements under which our affiliates and other related parties provide services to us and/or receive fees or other payments at December 31, 2010.  The agreements in the table are categorized as either “Vessel Construction Phase Contracts,” “Vessel Operating Phase Contracts” or “Non-Vessel Specific Contracts.”  Vessel Construction Phase Contracts relate to matters during the period when the applicable vessel was still under construction, while Vessel Operating Phase Contracts are agreements relating to matters after the applicable vessel was delivered.  Non-Vessel Specific Contracts are more general in nature and do not specifically relate to any vessel or related stage of construction or operation.

Agreement	Counterparty Receiving Fees/Payments	Relationship of Counterparty	Aggregate Payments
Vessel Construction Phase Contracts
Contract for Financial Services (9 total)	Suresh Capital Consulting & Finance Ltd.; Maritime Funding Group LLC; Churada Investments	Under common control with Suresh Capital Partners, LLC, one of our limited partners	$662,650 (EUR 500,000) per AHTS vessel; $5,963,850 (EUR 4,500,000) total(1)

Contract for Construction Supervision (9 total)	Hartmann Offshore GmbH	Non-controlling interest holder in our AHTS SPVs	$331,325 (EUR 250,000) per AHTS vessel; $2,981,925 (EUR 2,250,000) total(2)

Contract for Technical and Commercial Management (9 total)	Hartmann Offshore GmbH; commercial management subcontracted to United Offshore Support GmbH & Co. KG	Non-controlling interest holders in our AHTS SPVs	$662,650 (EUR 500,000) per AHTS vessel; $5,963,850 (EUR 4,500,000) total(3)

Vessel Operating Phase Contracts
Standard Ship Management Agreement (9 total)	Hartmann Offshore GmbH; commercial management subcontracted to United Offshore Support GmbH & Co. KG	Non-controlling interest holders in our AHTS SPVs(4)	See details below(5)

Contract Carrier Agreement (2 total)	Reederei Hesse GmbH & Co.; commercial management subcontracted to MTL Maritime Transport + Logistik GmbH & Co. KG	Under common control with the majority interest holders in the SPVs which own the mini-bulkers	See details below(6)

Pool Agreement AHTS-Moss 424	ATL Offshore GmbH & Co. “Isle of Fehmarn” KG; ATL Offshore GmbH & Co. “Isle of Memmert” KG; ATL Offshore GmbH & Co. “Isle of Mellum” KG	Subsidiaries of our affiliate, FLTC Fund I	See details below(7)

Mutual Indemnity Agreement	ATL Offshore GmbH & Co. “Isle of Fehmarn” KG; ATL Offshore GmbH & Co. “Isle of Memmert” KG; ATL Offshore GmbH & Co. “Isle of Mellum” KG	Subsidiaries of our affiliate, FLTC Fund I	See details below(8)

Non-Vessel Specific Contracts
Second Amended and Restated Agreement of Limited Partnership	III to I International Maritime Solutions Cayman, Inc.; Suresh Capital Partners, LLC; The Maritime Funding Group, Inc. Irrevocable trust	Our general partner; Our Class D limited partners	See details below(9)

Second Amended and Restated Agreement to Perform Administrative and Professional Services	Dental Community Management, Inc.	Owned in part by Jason M. Morton, a director and the Chief Financial Officer of our general partner	$1,200,000/year

(1)
This amount represents the total amount due under the collective contract.  There were four equal payments of EUR 125,000 due under each of these contracts based on predetermined progress points, the first being the date steel cutting began, the second being the installation of the main engines, the third being the launching of the vessel and the fourth being the delivery of the vessel.  We incurred $1,159,638 (EUR 875,000) and $2,866,600 (EUR 2,000,000) for financial services during the year ended December 31, 2010 and 2009, respectively.  We paid $1,987,950 (EUR 1,500,000) for financial services during the year ended December 31, 2010.  There were no payments during the year ended December 31, 2009.  The remaining $2,319,275 (EUR 1,750,000) is accrued under "due to related party" on our Balance Sheet.  For a detailed description of these agreements, see Item 13. Certain Relationships and Related Transactions, and Director Independence under the caption The German Subsidiary Financial Services Agreements.

(2)
This amount represents the total amount under each contract.  There were two equal payments of EUR 125,000 due under each of these contracts based on predetermined progress points, the first being at the installation of the main engines and the second at the delivery of the vessel.  During the year ended December 31, 2010 and 2009, $1,159,638 (EUR 875,000) and $1,612,463 (EUR 1,125,000), respectively, was paid for construction supervision.  See Item 13. Certain Relationships and Related Transactions, and Director Independence under the caption Payment of Construction Administrative and Technical and Commercial Management Fees.

(3)
This amount represents the total amount under each contract.  There were four equal payments of EUR 125,000 due under each of these contracts based on predetermined progress points, the first being the date steel cutting began, the second at the installation of the main engines, the third at the launching of the vessel and the fourth upon the delivery of the vessel.  During the year ended December 31, 2010 and 2009, $1,490,963 (EUR 1,125,000) and $2,508,275 (EUR 1,750,000), respectively, was paid for technical and commercial management.  See Item 1. Business under the caption Our Vessels.

(4)
Pursuant to the Hartmann Transfer Agreement, only five (5) ship management agreements are applicable to our AHTS SPVs and one (1) ship management agreement is applicable to an AHTS SPV in which we have a minority interest.

(5)
It is not practicable to accurately quantify the annual fees to be payable pursuant to these agreements, as the amounts payable pursuant to these agreements are based on a percentage (4%) of the net daily earnings of the relevant vessel, subject to a maximum and minimum of $2,400 and $750, respectively, per day.  For the years ended December 31, 2010 and 2009, $2,367,595 (EUR 1,782,962) and $752,271 (EUR 539,417) were paid under these agreements.  See Item 1. Business under the caption Our Vessels.

(6)
It is not practicable to accurately quantify the annual fees payable pursuant to these agreements, as the amounts payable pursuant to these agreements are based on a percentage (2%) of the net daily earnings of the relevant vessel.  See Item 1. Business under the caption Our Vessels.

(7)
It is not practicable to quantify the annual fees payable pursuant to this agreement, as the amounts allocable to each vessel in the pool will vary depending on the aggregate revenues generated by the vessels’ operations.  For a detailed description of this agreement, see Item 1. Business under the caption Our Vessels and Item 13. Certain Relationships and Related Transactions, and Director Independence under the caption The AHTS Vessel Pooling Agreement.

(8)
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

(9)
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

Because we have entered into the foregoing agreements with certain of our affiliates and other related parties, these agreements were not negotiated at arm’s length and therefore may not be on terms that are as fair to us as might be obtained by entering into such agreements with non-affiliated third parties.  See Item 1A. Risk Factors under the caption entitled We have entered into contracts with our affiliates that were not negotiated at arms-length.

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

Environmental legislation, imposing potentially unlimited liability upon owners, operators and bareboat charterers for oil pollution incidents, has made insurance more expensive for ship owners and operators.  We believe that our current insurance coverage, maintained at the SPV level, is adequate to protect us against the principal accident-related risks that we face in the conduct of our business.  However, there can be no assurances that all losses will be covered adequately or that insurance coverage will remain available on commercially reasonable terms or at all.  See Item 1A. Risk Factors under the caption entitled Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.

Permits and Authorizations

We are required by various governmental and quasi-governmental agencies to obtain permits, licenses and certifications with respect to our vessels.  The kinds of permits, licenses and certificates required depend upon several factors, including the commodity transported, waters in which the vessel operates, nationality of the vessel’s crew and age of the vessel.  We expect to continue to be able to obtain all permits, licenses and certificates currently required to permit our vessels to operate.  However, we may not be able to obtain the necessary permits or, if able, may not be able to obtain such permits without incurring unreasonable expenses and/or lengthy delays.  In addition, laws and regulations, environmental or otherwise, may be changed or adopted which could limit our ability to do business or increase our costs of doing business.

Regulations

General
Government regulations significantly affect the ownership and operation of our vessels.  We are subject to international conventions in addition to national, state, province and local laws and regulations in force in the countries in which our vessels operate or are registered.

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

International Maritime Organization
The International Maritime Organization (“IMO”) has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters.  The IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships (“Annex VI”) to address air pollution from ships effective May 2005.  Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts, prohibits deliberate emissions of ozone content fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions.  As of December 31, 2010, we believe our vessels were in compliance with Annex VI.

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

See Item 1A.  Risk Factors under the caption entitled We are subject to regulations and environmental laws that could require significant expenditures and affect our cash flows and net income.

Employees

As of December 31, 2010, our AHTS SPVs employed 372 seafarers.  Management considers relations with its employees to be satisfactory.

Industry Overview

Shipping is a global industry with prospects closely tied to the level of economic activity in the world.  The maritime shipping industry is fundamental to international trade because it is currently the only practicable and cost effective means of transporting large volumes of many essential commodities and finished goods.  There are five main segments in the shipping industry:

•	tankers, which carry such cargo as crude oil and petroleum products;
•	bulk carriers, which carry items such as coal and grain;
•	containerships, which carry only containers;
•	gas tankers, which carry mostly LPG and liquefied natural gas (“LNG”); and
•	offshore support vessels, including AHTS vessels and platform supply vessels.

Our primary industry focus is in offshore support vessels; however, we also purchased a non-controlling interest in two mini-bulkers.

The offshore support vessel industry is engaged in supporting various stages of exploration, development and production of oil and gas from offshore locations.  Therefore, the supply and demand characteristics of the broader oil and gas industries are central to the development of the offshore support vessel market.  In general, global economic growth generates rising demand for power and fuel.  Offshore exploration, drilling and production are crucial to satisfying this demand.  We believe that these broader market dynamics combined with the age of the existing global fleet and the demand for sophisticated vessels should continue to provide employment opportunities for our vessels; however, global economic contraction or continued stagnant growth may reduce the demand for power and fuel, in turn reducing the demand for our vessels.  As a result, we may have increased difficulty chartering our vessels at profitable day rates, or at all.

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

Competition

Competition for charters for AHTS vessels is intense and based on price; vessel location, size, age, condition, acceptability and quality; and on the vessel operator’s quality and reputation.  Historically, the majority of AHTS vessel owners were focused on regional markets; however, expansion and joint ventures have enabled the larger owner groups to establish a global presence.  The principal markets for AHTS vessels follow offshore exploration and development and include: the Gulf of Mexico, the North Sea, the Indian Ocean, Southeast Asia, Australia, Africa, Brazil and the Middle East.

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

Item 1A.  Risk Factors

Investing in us involves a degree of risk, including the risks described below.  Our financial condition and operating results have been, and will continue to be, affected by a wide variety of risk factors, many of which are beyond our control, that could have adverse effects on our financial condition and profitability during any particular period.  Additional risks and uncertainties not currently known or currently deemed to be immaterial may also materially and adversely affect our business operations.  If any of the following risks were to actually occur, our business, financial condition or results of operations could be materially and adversely affected.  Limited partner units are inherently different from the capital stock of a corporation, although many of our business risks are similar to those that would be faced by a corporation engaged in a similar business.

Risks Related to the Partnership

If we cannot raise substantial additional capital or negotiate deferrals on our debt, you could lose your entire investment in our partnership.
As discussed in greater detail in Item 8. Financial Statements and Supplementary Data under Note 2. Going Concern in our Notes to Consolidated Financial Statements and in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption, Liquidity and Capital Resources, we failed to make certain quarterly payments due during March 2011 under our Senior Loan.  The failure to make these quarterly payments constituted an Event of Default.  Due to such Event of Default and the related cross-default under the Working Capital Facility, Nord/LB has the right to declare the entire amount of the Nord/LB Loans to be immediately due and payable by written notice to us.  As of the date of this Form 10-K, Nord/LB has not notified us of any such intent to accelerate the amounts outstanding under the Nord/LB Loans.

The Event of Default was preceded by the political and financial unrest in Egypt.  Prior to the unrest in Egypt, we were already experiencing tight liquidity related to the delivery of six vessels in the AHTS fleet over a short time span during 2010, some of which did not immediately enter into charters. The situation in Egypt resulted in delayed charter payments to four of the AHTS SPVs in the Fleet, as these AHTS SPVs are engaged in charters with companies with substantial ties to Egypt.

As a result of the foregoing, we are working to restructure our debt obligations.  In this regard, we are negotiating with Nord/LB along with FLTC Fund I to defer some principal payments under the Nord/LB Loans or otherwise resolve the Event of Default.  The Senior Loan includes complex terms and guarantees by third parties which have added complexity to the discussions, lengthening the process.  While we continue to work with Nord/LB on resolving the Event of Default and our liquidity issues, there can be no assurances that Nord/LB will ultimately agree to a deferral or any other resolution of the Event of Default on terms that are acceptable to us or at all, or that we will be able to otherwise resolve our liquidity concerns to enable us to repay this overdue payments.  Although Nord/LB has not done so over the course of the past months, in the event Nord/LB were to accelerate all of the outstanding indebtedness under the Nord/LB Loans, we would be unable to repay such amounts and would, as a result, be subject to the remedies available to Nord/LB under the agreements, which include among other remedies the right to foreclose on the vessels pursuant to the mortgages on the vessels entered into in connection with the Nord/LB Loans.  Due to the co-borrowing terms under the Nord/LB Loans, any remedied actions by Nord/LB could involve the AHTS SPVs owned by the Hartmann Group and our affiliate, FLTC Fund I.

In addition to resolving the cash flow shortfall which led to the Event of Default, we are pursuing alternative sources of liquidity through the issuance of debt or equity securities, and are exploring various alternatives in this regard, including but not limited to selling some of the our AHTS vessels.  We may also seek to sell additional AHTS vessels, or enter into sale-leaseback or other equivalent transactions to raise liquidity.  However, there can be no assurances that we will be able to raise any such additional funds or sell any additional vessels on terms acceptable to us or at all.

We need to raise substantial additional funds in the future to fund our capital commitments in our AHTS SPVs and other capital needs.  As a result, your ownership interest in the partnership could be substantially diluted.
In addition to our capital needs as described in the preceding risk factor, we currently anticipate the need for approximately $45,199,356 (EUR 34,105,000) to fulfill our remaining capital contribution commitments to our AHTS SPVs.  These additional funds could be obtained, if at all, in the form of debt or equity financing, or through the withholding of distributions which would otherwise be payable to our German Subsidiary to satisfy our remaining capital contribution commitments.  In the event such additional funds are raised through the sale of equity interests in the partnership, the percentage interest of all partners could be significantly diluted.  Such additional equity interests could be as offerings of Class A, B, C or D units in the partnership, or, as a newly created class of limited partner units and could be issued at a different price or have allocation or distribution participation percentage rights as to specific assets or income streams that are different than the rights of the other units.  In addition, such debt or equity financing could occur in the Cyprus Subsidiary or any other subsidiary, which could have the effect of lowering our ownership interest in the Cyprus Subsidiary, German Subsidiary or SPVs.  If we are unable to raise sufficient funds from debt or equity financing, we may be unable to fund continuing operations.  In addition, the banks may foreclose on our existing vessels or other assets or we may lose some of our ownership in the AHTS vessels to Reederei Hartmann.  If any of these things happen, our business, financial condition and results of operations would be adversely and materially affected.

We depend upon the ability of the entities through which we operate to distribute funds to us in order to be able to make any payments to unit holders.
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
The partnership and the general partner were organized in 2006 and have limited operating history.  Prior to the formation of the partnership and the general partner, the management of the general partner did not have any experience in the shipping industry.  All of the AHTS vessels in the Fleet and the mini-bulker vessels in which we hold a noncontrolling interest have been delivered to the relevant SPV as of the date of this Form 10-K, with the mini-bulkers being delivered in 2007 and the AHTS vessels being delivered in 2009 and 2010.  This lack of experience and limited operating history causes a lack of extended historical financial and operational data making it more difficult to evaluate our business, forecast future revenues and other operating results and assess the merits and risks of ownership of our partnership units.  This lack of information increases the risk of partners’ investments.  Moreover, risks and uncertainties frequently encountered by companies with a limited operating history should be considered and evaluated.  These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and uncertainties resulting from the relatively limited time period for implementation and evaluation of our business strategies as compared to older companies with longer operating histories.  Our failure to successfully address these risks and difficulties could materially harm our business, financial condition and results of operations.

We may not make cash distributions, either because our business plan is not successful, our cash flows are not sufficient to cover our operating expenses and debt repayment obligations or we decide to reinvest our income.
We will be unable to make cash distributions to our partners for so long as the income from our operations and investments continues to be less than our operating costs and debt repayment obligations.  Also, funds generated by all of our AHTS SPVs are held in escrow and may not be distributed until the capital funding requirements of each AHTS SPV have been satisfied.  In addition, the general partner may retain income from our investments to reinvest rather than make distributions to the partners.  We are not obligated to make distributions to the limited partners except for their pro rata share of any distributions that we make in the discretion of the general partner and upon liquidation of the partnership.

The structure of our operations through the Cyprus Subsidiary outlined herein is subject to changes due to tax, financial or other reasons.  Any such changes could adversely affect the partnership, our results of operations and limited partners’ investments.
We currently own and operate our vessels through the Cyprus Subsidiary.  We chose this structure based upon tax, financial and other issues relating to the partnership and our operations.  However, the structure may change significantly in the future due to the termination or amendment of any existing or anticipated contract, changes in or revised assumptions with respect to tax law, additional fundraising or debt issuance or for any number of other reasons.  Subject to the rights of other parties involved in our structure, the general partner has the ability to change the operating structure for any reason.  Any such changes in the structure could adversely affect our rights and obligations, results of operations and limited partners’ investments.  Should we acquire any other vessels, the tax effects of the ownership, operation and sale of such vessels may be materially different than those outlined herein.

We own and operate our vessels through majority owned entities and rely on third parties to operate our vessels.
We own and operate our vessels through offshore entities that are managed by persons that we do not employ.  The success of our operations depends on the performance of third parties who manage our vessel operations, including our ship managers.  Our relationships are contractual in nature and such contracts may be terminated under certain circumstances.  If our relationships with these third parties are terminated, we may or may not be able to establish relationships on the same or similar terms with other persons experienced or qualified to operate such vessels.

Our intended use of debt financing at various levels of our organizational structure magnifies the risk of loss and our exposure to adverse economic conditions.
We utilized substantial debt financing to fund our operations through 2011.  In addition to the current loans, notes and credit facilities, in the future we may borrow funds through the partnership, Cyprus Subsidiary, German Subsidiary, SPVs or elsewhere to finance the management and operation of our vessels and shipping activity and provide for operating reserves.  Consequently, the entity level at which we borrow and the associated interest rates will affect our operating results and potential profit.  Additional information regarding our credit facilities is provided in this Form 10-K under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption entitled Financing Arrangements in the Liquidity and Capital Resources section.

There are limitations on our use of leverage at the AHTS SPV level associated with the terms of the Nord/LB financing.  These limitations require us to obtain the consent of the senior lender, Nord/LB before adding additional leverage in any of the AHTS SPVs.  Our debt under the Nord/LB Senior Loan and Working Capital Facility as of December 31, 2010 totals $401,074,421 (EUR 302,629,156), all of which is reflected in current liabilities due to the Event of Default discussed in detail above in Item 1. Business, under the caption, Recent Developments.

In addition to the existing credit facilities and loans, we may enter into other agreements with one or more banks or other financial institutions and other lenders regarding our borrowings and will usually mortgage the assets of each such entity as collateral for the loans, including the vessels owned by such entities.  We may seek standby or permanent financing from one or more banks; borrow funds from institutions, foreign or domestic, by means of privately placed notes, bonds, or debentures; and enter into other type of financing arrangements that the general partner considers appropriate.  The amounts available for borrowing under the existing credit facilities and other borrowing available to us, if any, may not be sufficient to pay for our operating activities and other necessary activities.  In the event we are not able to raise sufficient debt or other financing, we may not be able to fund our operations or service our existing debt obligations.  As a result, we will be required to raise additional amounts from the sale of debt or equity from other sources.  In addition, the banks may foreclose on our existing vessels or other assets or we may lose some ownership in our AHTS vessels and/or the mini-bulkers to Reederei Hartmann.

Because our operational strategy includes substantial capital leverage, our operations are subject to increased exposure to adverse economic factors such as increases in interest rates, downturns in the economy or further deterioration in economic conditions.  Similarly, we may be unable to generate sufficient cash flows to meet principal and interest payments on our indebtedness.  Accordingly, our results of operations and financial condition could be severely impaired.

The cross-collateralization of our AHTS vessels with the vessels of the Hartmann Group and those of FLTC Fund I pursuant to the Fleet financing arrangement contained in the Nord/LB Loans could result in foreclosure on our AHTS vessels resulting from the default of the Hartmann Group or FLTC Fund I under its financing arrangements with Nord/LB.
In order to obtain more favorable financing terms under the  Nord/LB Loans, we agreed to a fleet financing arrangement whereby such facility is secured by the Fleet.  As a result, if FLTC Fund I or the Hartmann Group were to default under the financing arrangements with Nord/LB, Nord/LB could potentially foreclose on one or more of our AHTS vessels notwithstanding the absence of a default by us under the Nord/LB Loans.  In the event of such a foreclosure on one or more of our AHTS vessels, we would seek restitution from the Hartmann Group and FLTC Fund I; however, there are no assurances that we would be able to collect all or any portion of such amounts if demanded.

We have entered into a mutual indemnity agreement with three AHTS SPVs owned by our affiliate, FLTC Fund I, which could cause us to incur substantial indemnification obligations to such AHTS SPVs.
In connection with the cross-collateralization of our AHTS vessels (some of which are now owned by the Hartmann Group) with the AHTS vessels of FLTC Fund I pursuant to the Nord/LB Loans, we entered into a mutual indemnity agreement in May 2009 with the FLTC Fund I’s AHTS SPVs (the “AHTS Mutual Indemnity Agreement”).  Pursuant to the AHTS Mutual Indemnity Agreement, each of our AHTS SPVs (some of which are now owned by the Hartmann Group) agreed to indemnify the AHTS SPV’s FLTC Fund I for all liabilities suffered by such AHTS SPVs arising out of or associated with any breach by us (or resulting from any payment or performance by such AHTS SPVs in order to avoid a breach by us) under the Senior Loan with Nord/LB or the AHTS Mutual Indemnity Agreement.  In the event we become obligated to make payments to the AHTS SPVs owned by FLTC Fund I pursuant to the indemnification provisions of the AHTS Mutual Indemnity Agreement, our results of operations and financial condition could be severely impaired.

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
Each limited partner will be liable for any taxes owed related to their allocable share of any taxable income or gains realized by the partnership, even if no distributions are actually made to such limited partner.  Pursuant to the terms of our Partnership Agreement, we are required to make annual cash distributions to our partners to the extent there is available cash in an amount estimated to cover the income taxes owed on such allocable income or gains.  However, each partner should be aware that the amount of income taxes owed on allocated taxable income may exceed the cash available for distribution by the partnership resulting in an out-of-pocket tax expense to the partners, even if no distributions are made to such partners.  In addition, the sale or transfer of partnership units or the sale or other disposition of our assets may result in adverse United States federal income tax consequences to the partners.  If the U.S. Internal Revenue Service (“IRS”) audits the partnership and determines that we underreported our income, each partner may be assessed unpaid income taxes on their allocation of such underreported income, including penalties and interest.

If our units are traded on an established securities market or the substantial equivalent thereof, we would lose our status as a partnership for tax purposes and would be taxed as a corporation.
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
The general partner has elected to treat the partnership as a partnership for U.S. federal income tax purposes, and following the reorganization of the Cyprus Subsidiary in 2009, the Cyprus Subsidiary elected to be treated as an entity disregarded as separate from the partnership.  If either the partnership or the Cyprus Subsidiary is recharacterized by the IRS as a foreign corporation, it is possible that either the partnership or the Cyprus Subsidiary could be treated as a “passive foreign investment company” (“PFIC”) for U.S. federal income tax purposes.

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

While there are legal uncertainties involved in this determination, and we have not received and do not intend to seek an opinion of counsel or the IRS, the general partner believes that the German Subsidiary should not be treated as a PFIC based on the operations in the AHTS SPVs.  We currently intend for each AHTS SPV to continue hiring its crew and operating its vessel under a day rate arrangement.  However, if the vessels were rented to third parties who operated and staffed the vessels (a “bare boat charter”), the rental income from such vessel would likely be considered “passive income” and as a result, the German Subsidiary could possibly be treated as a PFIC if either the income or assets test described above is satisfied.  There is no assurance that the nature of our assets, income and operations will not change in the future or that we can avoid being treated as a PFIC in the future.

If either the partnership or any of the subsidiaries of the partnership were treated as a Controlled Foreign Corporation, certain adverse U.S. federal income tax consequences could result to certain U.S. tax persons owning partnership units.
The general partner has elected to treat the partnership as a partnership for U.S. federal income tax purposes, and following the reorganization of the Cyprus Subsidiary in 2009, the Cyprus Subsidiary elected to be treated as an entity disregarded as separate from the partnership.  If either the partnership or the Cyprus Subsidiary is recharacterized by the IRS as a foreign corporation, it is possible that either the partnership or the Cyprus Subsidiary could be treated as a “controlled foreign corporation” (“CFC”) for U.S. federal income tax purposes.

A foreign corporation, more than 50% of whose vote or value is owned by “U.S. Shareholders,” is a CFC.  For this purpose, a U.S. Shareholder is a U.S. tax person owning directly, indirectly or constructively 10% or more of the foreign corporation’s total combined voting power.  If a foreign corporation is a CFC, every person who is a U.S. Shareholder of such corporation and who directly or indirectly owns stock in such corporation on the last day of the taxable year in which the foreign corporation is a CFC, must include in his gross income his pro rata share of the CFC’s “subpart F income” for such year and “increases in investments in U.S. property” made by the CFC during its tax year.  Generally, subpart F income includes passive income earned by a CFC as well as certain types of sales, services or insurance income.  The definition of passive income for CFC purposes is the same as passive income for PFIC purposes discussed above.  Following the reorganization of the Cyprus Subsidiary, the partnership will in the future likely have U.S. Tax Persons owning units in the partnership that may be treated as U.S. Shareholders of any subsidiary of the partnership that is a foreign corporation, which could result in such subsidiary being treated as a CFC.  Additionally, if we or our subsidiaries are classified as a CFC, a U.S. tax person that directly, indirectly or constructively owns less than 10% of the value of the partnership’s units, and, with respect to a subsidiary of the partnership classified as a CFC, has no other direct, indirect or constructive ownership in such CFC, would not be subject to U.S. federal income tax under the CFC rules; but, they might be considered to own an equity interest in a PFIC.

We have made substantial capital commitments to the AHTS SPVs that own our vessels.  The failure to make any such capital contributions, when and if called, could result in a loss of partial ownership of such AHTS SPVs and cause severe financial results.
In order to operate our AHTS vessels and establish adequate reserves, we are committed to provide capital contributions to our AHTS SPVs in an aggregate amount of up to an additional $45,199,356 (EUR 34,105,000) based on capital contributions through July 31, 2011 upon the request of the general partner of the AHTS SPVs.  In addition to our being liable to our AHTS SPVs for this commitment, even absent the general partner calling for the outstanding capital contribution, we could be liable to third parties under German law up to the full amount of our capital contribution commitment.  A portion of our satisfied capital contribution was funded through loans.  We may not be able to raise or borrow future contribution amounts.  The failure to fulfill such capital commitments could result in a loss of partial ownership of such SPVs, which could have a material adverse effect on our operating results and financial condition resulting in the partial or complete loss of an investment in the partnership.

While our initial business strategy was to invest in new vessels, our Partnership Agreement authorizes the general partner to make investments in anything related to the shipping industry.
We were formed for the primary purpose of acquiring, managing and operating vessels including AHTS vessels, heavy lift vessels, break bulk vessels, tankers and other specialty vessels initially through the Cyprus Subsidiary.  However, pursuant to the Partnership Agreement, the general partner has broad discretion to acquire shipping assets directly or indirectly in any manner in the shipping industry.  In the event the general partner elects to complete the acquisitions of shipping related assets other than through the Cyprus Subsidiary or otherwise, our business plan and investment returns may be different than those outlined herein.

Our financing arrangements contain restrictive covenants that limit our liquidity and ability to make distributions.
Our existing credit facilities and other financing arrangements impose operational and financial restrictions on us.  In addition, future financing arrangements may impose similar or additional restrictions.  Examples of these restrictions include, but are not limited to, limitations on our ability to:

•	make distributions to our partners;
•	incur additional indebtedness;
•	create additional liens on our assets;
•	make investments or loans;
•	engage in mergers or acquisitions;
•	ship certain types of cargo;
•	enter into certain types of charter agreements;

•	maintain unrestricted cash reserves; and
•	make capital expenditures.

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

Our potential exit strategies are subject to market uncertainties.
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
The general partner and its affiliates are permitted to engage in other business and investment activities outside of the partnership.  The general partner will receive reimbursements from us for various expenses and certain affiliates of the general partner will receive payments from us in connection with our operations.  The general partner and certain of its affiliates will receive compensation from us or our operations regardless of our profitability.  The general partner may contract for goods and services on our behalf in non arm’s-length transactions with affiliates of the general partner.  Additionally, certain officers and/or directors of the general partner will also devote substantial business time and efforts to other entities organized in the future by the general partner or its affiliates.  For example, certain officers and directors of the general partner serve in similar capacities with respect to FLTC Fund I, an affiliate of the general partner, which is engaged in a similar line of business to ours.  FLTC Fund I is also a co-borrower under the Nord/LB credit facility.  Additionally, we pay monthly fees to Dental Community Management, Inc. “DCMI”, which is owned in part by the chief financial officer of our general partner, in exchange for DCMI’s performance of certain administrative and professional services on our behalf.

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
Our limited partners may include U.S. taxable and tax-exempt entities and institutions from jurisdictions outside of the United States.  Such limited partners may have conflicting investment, tax and other interests with respect to their interests in the partnership.  The conflicting interests of individual limited partners may relate to or arise from, among other things, the nature of our vessel investments, structuring of the acquisition of assets and timing of the disposition of such assets.  As a consequence, conflicts of interest may arise in connection with decisions made by our general partner, including with respect to the nature or structuring of vessel investments, that may be more beneficial for one limited partner than for another limited partner, especially with respect to limited partners’ individual tax situations.  In selecting and structuring appropriate asset acquisitions, the general partner will consider the business strategy and tax objectives of the partnership and the partners as a whole, not the individual business strategy, tax or other objectives of any limited partner.

There may be conflicts of interest as a result of our general partner’s carried interest.
Pursuant to the terms of our Partnership Agreement, our general partner is entitled to receive a portion of distributions that would otherwise be distributed to our limited partners.  Our general partner paid $100 per unit for the general partner units it purchased, which are entitled to their pro rata portion of any allocations and distributions alongside our Class A, B and C units.  However, in addition to this pro rata right, our general partner is entitled to a portion of all amounts which would otherwise be distributable to our Class A limited partners, or “carried interest.”  This carried interest is payable in connection with our general partner’s actions as general partner and is not in respect of any capital contributed by the general partner.  Because of our general partner’s carried interest, our general partner might not always be aligned with the interests of our limited partners due to the possibility that our general partner may be inclined to make riskier or more speculative investments on our behalf than would be the case in the absence of such carried interests.  However, the incentive of our general partner to make any such risky or speculative investments may be tempered by reason of the capital investments of our general partner and its affiliates and by the fact that losses will reduce our performance as well as the amount of any distributions to our general partner.

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
The operation of any vessel involves the inherent risk of catastrophic marine disasters, adverse weather and sea conditions, mechanical failure, collisions, property losses to vessels and business interruption due to political action in countries other than the United States.  Any such event may result in a reduction in our investment returns or an increase in costs.  We currently insure our vessels for their estimated market value against damage or loss, including war, terrorism acts and other risks.  In addition, the operations of our vessels are covered by workers’ compensation, maritime employer’s liability, general liability and other insurance customary in the shipping industry.  We intend to maintain this coverage for all vessels; however, there can be no assurances that such insurance coverage can be maintained on current vessels, or that such coverage will be adequate should we incur a significant loss.

We depend on our management companies and certain affiliates to assist us in our business operations.
Each of our vessels is or will be owned by an individual SPV, which is single vessel operating offshore entity.  Each AHTS SPV is run by the general partner, ATL, which is an affiliate of the Hartmann Group.  The two mini-bulker SPVs, Hesse Schiffahrts GmbH & Co. MS “Markasit” KG and ATL Reederei GmbH & Co. MS “Larensediep” KG, are run by their respective general partners, Hesse Schiffahrts GmbH and ATL Reederei GmbH & Co. KG. Additionally, in order to provide added certainty with respect to our operations, we entered into ship management agreements for technical and commercial management with Hartmann Offshore with respect to the AHTS vessels and Reederei Hesse with respect to the mini-bulkers.  The commercial management of each AHTS vessel was subcontracted by Hartmann Offshore to UOS while the commercial management of the mini-bulkers was subcontracted by Reederei Hesse to MTL.  Under these ship management agreements, the applicable management company or its affiliates will provide certain management services including identifying crews and chartering the vessels to customers.  In addition, Reederei Hartmann and its affiliates are non-controlling owners of 25% of each our AHTS SPVs, and own controlling interests in the Hartmann AHTS SPVs, and affiliates of the Hartmann Group and Reederei Hesse collectively own 51% of each mini-bulker SPV.

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

For a more detailed description of these relationships and agreements, see Item 13.  Certain Relationships and Related Transactions.

We have entered into contracts with our affiliates and other related parties that were not negotiated at arm’s-length.
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

The bankruptcy of our management companies, charter parties or financing sources could have a material adverse effect on our operations.
As indicated above, we depend on our management companies to manage our vessel operations.  We also depend on the ability of our charter parties to pay us the agreed upon charter rates for each applicable vessel pursuant to the relevant charter agreement.  Additionally, we depend on our third party financing sources to provide the capital necessary to acquire and operate our vessels.  If, in the future, any of these entities were the subject of a bankruptcy or other insolvency proceeding, they might be unable to perform their respective obligations under the management agreements or loan documents, as applicable, which could result in a material adverse effect on our results of operations.

Our operations, growth, investment returns, and stability in the value of our vessels depend on the demand for offshore oil and gas drilling and capital spending by the oil and gas industry.
All of our vessels are AHTS vessels, which are primarily used for the installation, maintenance and movement of oil and gas platforms.  All of our vessels focused on the oil and gas business, our operations, growth, investment returns, and the stability in the value of our AHTS vessels, which represent the majority of our assets, depend on the demand for offshore oil and gas drilling and the related level of capital spending by oil and gas exploration and production companies who are the principal users of our AHTS vessels.  The charter rates of such vessels are highly dependent on the level of capital spending by oil and gas companies.  The level of capital spending is substantially related to the demand for oil and gas and prevailing oil and gas prices, each of which can be affected by many factors, including the following:

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

The current global economic climate contributed to significant volatility in oil and gas prices which led to instability in amounts expended on related infrastructure investments. Further volatility could result in continued instability in infrastructure investments, leading to decreased revenues and/or profitability.
The current global economic downturn has produced a significant decline initially in oil and gas prices and a reduction in the level of oil and gas infrastructure, exploration and development investments, which in turn resulted in reduced demand for AHTS vessels and similar offshore support vessels.  While the price of oil rose during 2010, the continued instability in the market and/or further declines could result in decreased revenues and/or profitability, and/or the impairment in the value of our AHTS vessels.  A prolonged period of depressed or volatile oil and gas prices could cause us to have difficulty locating suitable charter parties for our AHTS vessels or achieving consistent utilization, or we may be compelled to charter our AHTS vessels at lower rates, which could result in decreased revenues and/or profitability and result in losses due to idle vessels.  Additionally, such conditions could cause downward pressure on the value of our AHTS vessels, and we could be required to record an impairment of our assets on our balance sheet, and recognize the associated loss in our results of operations.

Our investment returns will be reduced by fees, interest and incentive distributions payable to third parties.
We are obligated to pay certain fees, interest and incentive distributions to various third parties, including but not limited to our lenders and the ship managers of our vessels.  These fees and incentive distributions will reduce our investment returns.

We have a history of operating losses, and we expect to incur operating losses in the future.
We have incurred operating losses in each year since our inception.  Our net operating loss was $4,501,309 and $14,669,578 for the fiscal years ended December 31, 2010 and 2009, respectively.  Because a significant portion of our efforts still entail debt financing, including exploring capital markets to complete the funding of our capital contribution obligations to our AHTS SPVs, we expect to continue to incur operating losses until we achieve more consistent utilization of our AHTS vessels at rates at or above break even, and we cannot be certain that we will ever achieve profitability.

We have entered into a revenue pooling agreement with three AHTS SPVs owned by the Hartmann Group, and three AHTS SPVs owned by our affiliate, FLTC Fund I, which could negatively affect our operating revenues.
In March 2009, we entered into the AHTS Pool Agreement with UOS and three AHTS SPVs owned by our affiliate, FLTC Fund I.  In July 2011, we transferred our entire 75% interest in three of our AHTS SPVs and an approximate 39% interest in a fourth AHTS SPV to affiliates of the Hartmann Group, which AHTS SPVs will continue as members of the AHTS Pool Agreement.  Pursuant to this agreement, we participate in a revenue pool with the Pool Members, which are comprised of our five AHTS SPVs, one AHTS SPV in which we hold a non-controlling interest, three AHTS SPVs owned by members of the Hartmann Group, and three AHTS SPVs owned by our affiliate, FLTC Fund I.   Under the AHTS Pool Agreement, each Pool Member pools its returns from the employment of its AHTS vessel (less voyage expenses) with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuations in the offshore chartering business.   As a result, if the vessels owned by our AHTS SPVs are chartered at higher average rates than the vessels owned by the other Pool Members, then our AHTS SPVs could receive less operating revenue than they would otherwise receive in the absence of the AHTS Pool Agreement.

We are subject to regulation and liability under environmental laws that could require significant expenditures and affect our cash flows and net income.
Our business and the operation of our AHTS SPVs and their vessels are materially affected by environmental regulation in the form of international, national, state or province and local laws and regulations; conventions; and standards in force in the international waters and jurisdictions in which our vessels operate, as well as in the country or countries of their registration.  These regulations include those that govern the management and disposal of hazardous substances and wastes, cleanup of oil spills and other contaminations, air emissions, water discharges and ballast water management.  Because such conventions, laws and regulations are often revised, we cannot predict the ultimate cost of complying with such requirements or the impact thereof on the resale price or useful life of our vessels.  Additional conventions, laws and regulations may be adopted that could limit our ability to do business or increase the cost of doing business, which may materially and adversely affect our operations.  Our operating entities are and will continue to be required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to operations.

Environmental requirements can also (i) affect the resale value or useful lives of our vessels; (ii) require vessel modifications or operational changes or restrictions; (iii) lead to decreased availability of insurance coverage for environmental matters or (iv) result in the denial of access to certain jurisdictional waters or ports or detention in certain ports.  Under local, national and foreign laws as well as international treaties and conventions, we could incur material liabilities, including cleanup obligations and natural resource damages liability, in the event that there is a release of petroleum or other hazardous material from our vessels, or otherwise in connection with our operations.  We could also become subject to personal injury or property damage claims relating to the release of hazardous materials associated with our existing or historic operations.  Violations of, or liabilities under, environmental requirements can result in substantial penalties, fines and other sanctions, including seizure or detention of our vessels.

The operation of our vessels is also affected by the requirements set forth in the ISM Code.  The ISM Code requires ship owners to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and dealing with emergencies.  Failure to comply with the ISM Code may subject us to increased liability, decreased insurance coverage for the affected vessels and result in denial of access to, or detention in, certain ports.

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
Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against our vessels for unsatisfied debts, or claims for damages.  In many jurisdictions, a maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings.  The arrest or attachment of one or more of our vessels could interrupt our cash flows and require us to pay large sums of money to have the arrest lifted.  In addition, in some jurisdictions, claimants can arrest other vessels owned or controlled by the same owner, which could result in the loss of more than one of our vessels at the same time.

The operational managers of our vessels may be unable to attract and retain expert ship captains and other key management and technical personnel.
The success of our business depends upon the continued service of expert ship captains and other officers and key personnel, and the ability of our ship managers or any other of our operational managers to continue to attract, retain and motivate highly qualified personnel to crew our vessels.  The loss of the services of a number of these highly skilled personnel, our managers’ inability to recruit replacements for such personnel, or their ability to attract, retain and motivate highly qualified personnel could harm our investments.

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
The spot market is highly competitive and rates within this market are subject to volatile fluctuations, while time charters provide income at pre-determined rates over more extended periods of time. If at any time we do not have long-term charters for some or all of our vessels, we may not be able to keep all our vessels fully employed in these short-term markets.  Additionally, it is uncertain whether future spot rates will be sufficient to enable our vessels to be operated profitably or to adequately support our debt obligations.  A significant decrease in charter rates could affect the value of our fleet and could adversely affect our profitability and cash flows, resulting in an impairment of our ability to pay debt service to our lenders, capital contributions to our AHTS SPVs, and distributions to our partners.

There are risks associated with operating internationally.
We anticipate that the majority of our investment returns will be generated by international shipping operations.  Our international operations and the international operations of our vessels are vulnerable to the usual risks inherent in doing business in countries other than the United States.  Such risks include but are not limited to:

•	political and economic instability in the areas in which we operate or could operate, including the potential for civil unrest and/or war;

•	differing business cultures and legal regimes;
•	piracy and terrorism;
•	possible vessel seizures, nationalization of assets and other governmental actions;
•	the ability to recruit and retain highly skilled captains and other crew personnel for overseas operations;
•	price fluctuations and market volatility;
•	inflation rates;
•	currency fluctuations and revaluations;
•	government involvement in and control over economies;
•	differing auditing and financial reporting standards;
•	differing tax regimes and changes in tax treaties;
•	less developed corporate laws regarding fiduciary duties and investor protections;
•	controls on foreign operations and limitations on repatriation of funds generated from such operations; and
•	import and export restrictions.

The current global economic turmoil and the continued threat of piracy, terrorist activity and other acts of war or hostility have significantly increased the risk of political, economic and social instability in some of the geographic areas in which we operate.  It is possible that future acts of piracy or terrorism may be directed against us or involve our vessels.

Currently, four of the vessels in the UOS AHTS Pool, which include certain of our vessels, operate in the waters off the coast of Egypt and are chartered to companies with operations in Egypt, where significant political unrest has led to instability in business operations.
Currently, four of the vessels in the UOS AHTS Pool, two of which are our vessels, one which is owned by the Hartmann Group, and one which belongs to our affiliate, FLTC Fund I, are chartered to locally-based, third-party intermediaries with ties to Egypt.  The political, financial and civil unrest in Egypt affected the timeliness of payments under these charters in early 2011.  Renewed unrest could lead to further instability in the business climate in Egypt, causing further delays in payments and/or potentially leading to our inability to collect these amounts or disruption or termination of these charters, which could materially affect the utilization of our fleet leading to significant operating losses.

Fluctuations in the value of the Euro versus the U.S. dollar could have a material adverse effect on our results of operations.
Many of our transactions are denominated in EUR such as payments for crew cost, interest and principal redemptions on our Senior Loan with Nord/LB which was entered into on December 19, 2008, and many of our AHTS vessel normal operating transactions.  In addition, it is typical that chartering arrangements for AHTS vessels are denominated in USD.  If the value of the EUR rises against the USD, we may be required to raise additional funds to cover the increased cost of these payments resulting in increased dilution to the partners or default on capital commitments.  The net profits, if any, of our operations will be denominated in EUR.  If the value of the EUR declines against the USD, such profits, if any, will be reduced due to the conversion of our subsidiary financial statements into our functional currency of USD.  As a result, our operating results could be affected if the value of the EUR fluctuates against the USD during the time in which we are required to make capital commitment payments or attempt to distribute funds to our partners.  We have and may in the future purchase a variety of financial instruments in order to hedge against such currency fluctuations, but there can be no assurance that instruments suitable for currency hedging will be available or effective in managing our risks associated with currency fluctuations.

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

Item 2.  Properties

Our most significant assets are and will continue to be the vessels we own, each of which is described in this Form 10-K under Item 1. Business.  Additionally, in connection with our service agreement with DCMI, DCMI allows us to use the 2,697 square feet of office space located at 5580 Peterson Lane in Dallas, Texas, which comprises a portion of the leased space governed by a master lease agreement with Peterson Place Partners, Ltd.  This office space serves as our principal corporate office in Dallas, Texas, and is currently adequate to accommodate our office needs.  Functions performed in the Dallas office include overall corporate management, planning and strategy, corporate finance, investor relations, governmental affairs and accounting, tax, treasury, information technology, legal and human resources support functions.

Item 3. Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  No director, executive officers or affiliate of ours or owner of record or beneficially of more than five percent of any class of our limited partner units is a party adverse to us or has a material interest adverse to us in any proceeding.  In the opinion of management, as of December 31, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our limited partnership units are not publicly traded.  There is no market for these units and it is unlikely that a market will develop.  As of August 31, 2011, the number of units outstanding and number of partners were as follows:

Title of Class	Number of Partners	Number of Units
General Partners	1	9,900
Class A Limited Partners	665	616,635
Class B Limited Partners	47	84,313
Class C Limited Partners	-	-
Class D Limited Partners	2	2,000
	715	712,848

To date, no dividends have been paid on any of our limited partnership units.  At the general partner’s discretion, we may, from time-to time, distribute excess cash flows or capital proceeds to the partners in the event that such funds exist or are earned.  Our distribution provisions can be found in our Second Amended and Restated Agreement of Limited Partnership, included as Exhibit 3.4 to this Form 10-K.  No distributions were made to our limited partners during the years ended December 31, 2010 and 2009, and we do not anticipate paying distributions during 2011.  Distributions can only be paid after all operating costs, working capital reserves, and debt service.  Additionally, certain provisions of our debt instruments restrict the amount of potential cash available for distribution.  Please refer to Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption Financing Arrangements in the Liquidity and Capital Resources section.

During the time period beginning on our formation on October 18, 2006 and ending on December 31, 2010, we issued and sold approximately 710,348 General Partner, Class A and Class B limited partnership units to our partners at a purchase price of $100.00 per unit.  Out of these units, 9,900 were General Partner units issued to our general partner, 616,135 were Class A limited partner units and 84,313 were Class B limited partner units.  We also issued 2,000 Class D limited partner units in exchange for certain securities of our Cyprus Subsidiary.

During the quarter ended December 31, 2010, we issued and sold 250 Class A limited partner units to our partners at a purchase price of $100.00 per unit.  No General Partner, Class B, or Class D units were sold or issued during the quarter ended December 31, 2010.

Exemption from Registration for Sales of Restricted Securities

None of these sales were registered with the SEC.  Each of these sales were deemed to be exempt from registration under the Securities Act pursuant to Section 4(2) and Rule 506 of Regulation D thereof, as transactions by an issuer not involving a public offering.  No underwriting discounts or commissions were paid in these transactions and we conducted no general solicitation in connection with the offer or sale of the securities.  The purchasers of the securities in each transaction were accredited investors as defined in Regulation D, and such purchasers made representations to us regarding their status as accredited investors and their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof.  Registration of sales to accredited investors is preempted from state regulation by Section 18 of the Securities Act, though states may require the filing of notices, a fee and other administrative documentation.  All purchasers were provided a private placement memorandum containing all material information concerning the partnership and the offering.  All purchases were made with cash and the total amount of cash consideration for those securities was approximately $71,034,820, with approximately $25,000 received during the quarter ended December 31, 2010.

Issuer Purchases of Equity Securities

We did not repurchase any of our partnership units during the year ended December 31, 2010.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is a discussion of our historical consolidated financial condition and operating results for the fiscal years ended December 31, 2010 and 2009.  This report should be read in conjunction with our audited consolidated financial statements and related notes as presented elsewhere in this report.

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

Our functional currency is the U.S. dollar (“USD”).  However, the functional currency of many of our subsidiaries is the Euro (“EUR”).  All amounts are stated in USD, and where the amount relates to a subsidiary, the amount has been translated in EUR following the USD amount.  Amounts related to future payments which are payable in EUR have been stated in USD and translated using the exchange rate as of December 31, 2010.  Amounts shown in narrative statements related to payments made in the past have been translated using the exchange rate on the date the transaction occurred.  When comparisons are made between balance sheet dates, the appropriate exchange rate for the given balance sheet date is used.  When comparisons are made related to income statement amounts, the average exchange rate for the given period is used.

Overview

The partnership is a Cayman Islands exempted limited partnership formed in October 2006 with III to I International Maritime Solutions Cayman, Inc., a Cayman Islands exempted company with limited liability, as our general partner.  Through our subsidiaries, as of December 31, 2010, we owned controlling interests in nine anchor-handling tug supply (“AHTS”) vessels, and non-controlling interests in two multipurpose bulk carrier vessels (“mini-bulkers”), all of which are currently in operation.

As discussed in greater detail later in this item under in the section entitled Liquidity and Capital Resources under the heading Recent Developments, we failed to make certain quarterly payments due during March 2011 under our senior loan facility entered into on December 19, 2008 with Norddeutsche Landesbank Girozentrale (“Nord/LB”), through which we financed our AHTS vessel acquisitions (“Senior Loan”).  The failure to make these quarterly payments constitutes an event of default under the Senior Loan (“Event of Default”).  In addition to our Senior Loan with Nord/LB, we entered into a working capital facility with Nord/LB on December 6, 2010 (“Working Capital Facility”) and together with the Senior Loan, the (“Nord/LB Loans”).  Due to the Event of Default and a cross-default provision in the Working Capital Facility, Nord/LB has the right to declare the entire amount of the Nord/LB Loans to be immediately due and payable by written notice to us.  We are continuing to negotiate with Nord/LB to defer some principal payments under the Nord/LB loans or otherwise resolve the Event of Default.  As of the date of this Form 10-K, Nord/LB has not notified us of any such intent to accelerate the amounts outstanding under the Nord/LB Loans.

Effective July 1, 2011, we agreed to transfer our 75% interest in three of our AHTS SPVs and a portion of our interest in one AHTS SPV to Reederei Hartmann GmbH Co. & KG (“Reederei Hartmann”), our partner in the AHTS SPVs, and its affiliate Hartmann Offshore GmbH & Co., KG (“Hartmann Offshore”) in satisfaction of loans from Reederei Hartmann and Captain Alfred Hartmann (“Capt. Hartmann”), who is the chairman of the board for Hartmann AG, which is a member of the Hartmann Group, the related interest on the loans, as well as certain expenses related to the loans (“Hartmann Transfer Agreement”).  The loans and the Hartmann Transfer Agreement are further discussed below under this item under the sub-caption entitled RHKG Loan Agreement and Hartmann Loan Agreement and Related Hartmann Transfer Agreement under the caption Financing Arrangements in the Liquidity and Capital Resources section.  The outcome of this transaction is that effective July 1, 2011, we own a 75% interest in five AHTS SPVs, and a non-controlling interest of approximately 36% in one AHTS SPV.  The Hartmann Transfer Agreement resulted in satisfaction of loans payable and accrued expenses totaling $47,577,410 (EUR 33,378,287), which represents the purchase price received for the interest in the AHTS SPVs transferred.

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

Our first three AHTS vessels were delivered in 2009, and our remaining AHTS vessels were delivered in 2010.  Our AHTS vessels could support offshore deep sea oil and gas activity worldwide with the exception of United States waters due to Jones Act restrictions.  Our vessels currently work in the North Sea, South Atlantic Ocean, Mediterranean Sea, Brazil, Southeast Asia and Australia.

Our AHTS vessels generally operate under time charter leasing arrangements with oil companies under either short-term “spot market” charters, which are measured in days or weeks, or longer-term charters, which are typically measured in months or years.  Our charters have typically ranged from four months to three years, including renewal options.

All of our vessels are currently under charter with durations varying from four months to two years.  The UOS Atlantis and UOS Challenger, the first two vessels delivered to our fleet, are under charters in Brazil set to begin between August 1 and October 1, 2011.  The UOS Atlantis is currently working in the North Sea spot market, after being replaced in its charter earlier in the year by one of the other vessels in the UOS AHTS Pool (defined below).  The UOS Challenger filled in for another vessel in the UOS AHTS Pool for three weeks during June 2011, and is currently idle awaiting entry into the Brazil charter.  The average charter rate per day of our active non-spot charters at December 31, 2010 and 2009 was $33,040 and $36,000 per day, respectively.  The average non-spot charter rate per day, factoring in the utilization of our vessels, was $26,055 and $33,057 per day, respectively, for the years ended December 31, 2010 and 2009.

During the year ended December 31, 2010, our vessels working in the spot market included:

•	UOS Endeavour, which worked in the North Sea spot market until late February 2011, and has since entered into a non-spot charter in the Falkland Islands.
•	UOS Discovery, which worked in the Australasia spot market through late August, at which point it was repositioned in a non-spot charter in the same area.
•	UOS Liberty, which worked in the spot market through mid-October 2010, and has since been repositioned to a non-spot charter in Brazil.

The average spot charter rate per day experienced by our vessels in the spot market was $31,600 and $23,748, respectively, for the years ended December 31, 2010 and 2009.  The average spot charter rate per day, factoring in the utilization to consider the effect of off-hire days experienced by the vessels in the spot market during the years ended December 31, 2010 and 2009 was $13,692 and $7,307, respectively.

Each of the special purpose entities (“SPVs”) holding one of our AHTS vessels (each an “AHTS SPV”) has entered into a ship management agreement with Hartmann Offshore for the management of its respective vessel.  The commercial management of the vessel under this agreement has been sub-contracted to United Offshore Support GmbH & Co. KG (“UOS”).  Affiliates of the Hartmann Group, which is a group of affiliated entities (the “Hartmann Group”) involved in the international shipping industry that are owned or controlled by Hartmann AG, a German corporation headquartered in Leer, Germany, collectively own the remaining ownership of our AHTS vessels.  Both Hartmann Offshore and UOS are also affiliates of the Hartmann Group.

In March 2009, we entered into an agreement (the “AHTS Pool Agreement”) with UOS, to participate in a revenue pool (the “UOS AHTS Pool”) which at the time was comprised of our nine AHTS SPVs and three AHTS SPVs owned by our affiliate, FLTC Fund I (collectively, the “Pool Members”).  Following the July 1, 2011 Hartmann Transfer Agreement, the pool is now comprised of our five AHTS SPVs, the four AHTS SPV wholly-owned or majority owned by the Hartmann Group (including the AHTS SPV in which we hold a noncontrolling interest), and three AHTS SPVs owned by our affiliate, FLTC  Fund I.  The agreement names UOS as the “Pool Manager,” with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement.  Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its revenue less voyage expenses (“Voyage Results”) with the other Pool Members to more evenly distribute the risks resulting from the fluctuation in charter rates in the offshore chartering business.  Under these arrangements, our AHTS SPVs are responsible for their individual vessel operating expenses such as crew costs, class costs, insurance on the vessel and routine maintenance, as well as management fees as described below.  Class costs represent the cost of maintaining our vessels to the level which permits them to obtain annual quality certificates applicable to the AHTS vessel class, mandatory inspections every two and one half years and dry docking, which is mandatory every five years.  Crew costs represent the cost of employing the crews, including wages, which operate the vessel.

AHTS Vessel Net Daily Earnings
A vessel’s net daily earnings consists of the revenue earned under that vessel’s charters, less that vessel’s operating expenses, which does not include interest expense on acquisition debt.  Results are adjusted for increases (decreases) in revenue resulting from the pooling agreement.  Information regarding our AHTS vessels as of December 31, 2010 and a description of their activity and their net daily earnings (deficit) during the years ended December 31, 2010 and 2009, is set forth in the table below.

				Net daily earnings (deficit)
				Years ended
AHTS SPV AHTS Vessel	Date Delivered	Charter Information	Operating Region as of December 31, 2010	December 31, 2010	December 31, 2009

MS Juist UOS Atlantis	February 27, 2009	The UOS Atlantis operated under its initial charter and extensions thereon in Egypt from its delivery through March 2011. In mid-March, UOS Atlantis went into the North Sea spot market through mid-August, when it entered into a four month charter in Brazil.	Egypt	$16,924	$16,913

MS Norderney UOS Challenger	May 28, 2009	UOS Challenger operated under its initial charter and extensions thereon through December 31, 2010. It had two short term jobs during 2011 to date, and it entered into a four month charter in Brazil in mid-August.	Gulf of Mexico	18,484	$5,647

Isle of Baltrum UOS Columbia	October 2, 2009	UOS Columbia performed under short term charters during late 2009 and early 2010, followed by two longer term charters through late 2010. Most of its work was done in the Indian Ocean area. It was not under charter as of December 31, 2010, and since that date has performed under two one-month charters in the Australasia area which have been extended through November 2011.	Uncommitted	14,689	$(10,125)

Isle of Langeoog UOS Discovery	February 16, 2010	UOS Discovery has operated generally in the Australasia area since its delivery. Its initial charters were short term charters, and in September 2010 it began operating under a charter which continued through February 2011. It is currently under charter in the Australasia area through the end of 2011, with potential extensions through April 2012.	Australia	(2,182)	-

Isle of Amrum UOS Endeavour	March 11, 2010	The UOS Endeavour operated in the North Sea spot market from its delivery through early 2011. In February 2011, UOS Endeavour was re-positioned to the South Atlantic for a six-month charter.	North Sea	4,945	-

Isle of Sylt UOS Enterprise	July 2, 2010	UOS Enterprise did not enter into a charter immediately upon its delivery. It began operating in October 2010 under a nine-month charter with provision for three, three-month extensions, under which it continues to operate.	Egypt	380	-

Isle of Wangerooge UOS Explorer	March 15, 2010	UOS Explorer did not enter into a charter immediately upon its delivery. It was under charter from June to September 2010, and following that period began operating in October 2010 under a two-year charter with provision for two one-year extensions.	Egypt	5,368	-

Isle of Neuwerk UOS Freedom	June 29, 2010	UOS Freedom did not enter into charter immediately upon its delivery, but began operating in September 2010 under a nine-month charter with provision for three, three-month extensions, under which it continues to operate.	Egypt	428	-

Isle of Usedom UOS Liberty	June 23, 2010	UOS Liberty worked in the North Sea spot market from its delivery through September 2010, and began operating in October 2010 under a nine-month charter with provision for one three-month extension, under which it continues to operate.	Brazil	884	-

The wide variance in average net daily earnings between vessels in the table above is primarily due to vessels delivered in 2010 not being chartered immediately upon their delivery from the shipyard, or otherwise having insufficient utilization during the given period.  The combined results of our nine AHTS vessels in service for the year ended December 31, 2010 and our three AHTS vessels in service for the year ended December 31, 2009, resulted in average net daily earnings of $8,170 and $7,789, respectively.  The daily earnings are based on a total of 2,563 and 617 days in service for the years ended December 31, 2010 and 2009, respectively, which is based on the total days in service of all of the vessels combined, during each such year.  Included in vessel operating expense is $2,367,596 and $752,271 of vessel management fees to Hartmann Offshore during the years ended December 31, 2010 and 2009, respectively.  In addition to vessel operating expenses, which are included in the net daily earnings, we recognized $20,586,202 and $4,869,284 of depreciation expense for the years ended December 31, 2010 and 2009, respectively.

Our commercial manager, UOS, is currently pursuing opportunities with charterers for those vessels nearing the end of their current charters.  The current AHTS market continues to reflect day rates which are significantly off the high day rates experienced at the peak of the market during 2007.  This can be traced to the weakening of the global economy and the resulting decrease in the price of oil, combined with the contraction in the credit markets, which resulted in reduced credit availability for the second tier oil companies.  All of these factors negatively impacted budgets for exploration and development, especially outside of the major oil companies.  Although the price of oil continues to stabilize and has recently increased, current economic instability, combined with political instability worldwide, could threaten the stabilizing trend we have seen over the past nine months.  Assuming that economic conditions remain at current levels, we still do not expect significant strengthening of day rates until the credit markets fully recover, allowing both the major oil companies and the smaller second-tier oil companies to expand their exploration and development budgets.

If the economic environment were to reverse its trend toward recovery and instead worsen, and we were unable to achieve adequate utilization of our vessels and/or experience day rates below break-even levels, the combination of idle capacity and a decline in day rates would negatively impact our liquidity and our financial results given the debt service costs of our vessels and other obligations.

Other Vessel Investments
In addition to our AHTS vessels, we have an equity investment in two mini-bulkers.  These mini-bulkers are merchant ships specially designed to transport bulk cargo and typically operate under short-term leases in established liner services between the Baltic area and Northern Spain, Portugal, the Mediterranean Sea, Greece, Turkey and Israel where the operator has established long-term partners.  Each of the mini-bulkers is managed by Reederei Hesse.  Reederei Hesse and its affiliates and affiliates of the Hartmann Group collectively own the controlling interest of the mini-bulkers.

In addition to our AHTS vessels acquisitions and mini-bulker investments, we had previously advanced funds for the potential purchase of a chemical tanker to be held in a separate special purpose entity which would have been owned by Kronos Shipping I, Ltd. (“Kronos”).  In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of such vessels, we formally forfeited our option to acquire the tanker.  Please refer to Chemical Tanker Transaction/Schulte Group Facility/Kronos under Financing Arrangements for more information regarding this transaction.

Results of Operations

	Years Ended December 31,
	2010	2009

Time charter revenue	$63,525,360	$19,415,498

Operating expenses:
Vessel operating expenses	42,585,940	14,615,540
Depreciation expense	20,586,202	4,869,284
Loss on impairment of deposit on asset acquisition	-	9,874,907
Professional fees	2,408,918	3,151,608
Brokerage and representation fees	-	725,980
Other operating expenses	2,445,609	847,757
Total operating expenses	68,026,669	34,085,076

Operating loss	(4,501,309)	(14,669,578)

Other income (expense):
Other income	109,717	32,632
Impairment of loan receivable from affliliate	(17,465,326)	-
Interest income	387,001	966,446
Gain on extinguishment of debt	5,300,000	-
Interest expense	(19,473,318)	(3,660,121)
Net loss on interest rate swaps	(13,643,935)	(9,272,915)
Foreign currency transaction (loss) gain	(1,137,375)	335,094
Equity in loss of unconsolidated entities	(571,845)	(640,124)
Total other expense	(46,495,081)	(12,238,988)

Net loss	(50,996,390)	(26,908,566)
Net loss attributable to the
non-controlling interest	12,762,391	2,675,378
Net loss attributable to III to I Maritime
Partners Cayman I, L.P.	(38,233,999)	(24,233,188)
Less general partner interest in net loss	(459,409)	(348,831)
Limited partner interest in net loss	$(37,774,590)	$(23,884,357)

Net loss per general partner unit:
Basic and diluted	$(46.40)	$(35.23)
Weighted average general partner units outstanding	9,900	9,900

Net loss per Class A limited partner unit:
Basic and diluted	$(54.42)	$(35.23)
Weighted average Class A limited partner units outstanding	614,667	592,044

Net loss per Class B limited partner unit:
Basic and diluted	$(51.27)	$(35.23)
Weighted average Class B limited partner units outstanding	84,313	84,313

Net loss per Class D limited partner unit:
Basic and diluted	$-	$(35.23)
Weighted average Class D limited partner units outstanding	2,000	1,507

For the Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues
Revenues primarily consist of charter revenue earned by our AHTS vessels.

Revenues increased approximately $44,110,000, or 227%, from approximately $19,415,000 for the year ended December 31, 2009 compared to approximately $63,525,000 for the year ended December 31, 2010.  This increase is due to our having all nine vessels in service for a longer duration during the year ended December 31, 2010, in contrast with only three vessels in service during the year ended December 31, 2009.

Vessel Operating Expenses
Vessel operating expenses consist of expenses related to the operation of our vessels, and do not include interest expense.  The largest line items in our vessel operating expenses for the year ended December 31, 2010 are costs related to crewing our vessels, including crew wages and related costs, and fuel costs.  We expect that our fuel costs will decline in the future, since the costs of initial fueling are typically borne by us, and once our vessels are under charter, they will typically be borne by the charterer.

Vessel operating expenses increased approximately $27,970,000, or 191%, from approximately $14,616,000 for the year ended December 31, 2009 compared to approximately $42,586,000 for the year ended December 31, 2010.  This increase is due to our having all nine vessels in service for a longer duration during the year ended December 31, 2010, in contrast with only three vessels in service during the year ended December 31, 2009.  The increases from our additional vessels in service were partially offset by a decrease in certain repair costs of approximately $2,554,000, which was related primarily to damage to the main winch of the UOS Challenger sustained during operations in 2009.

Depreciation Expense
Depreciation expense increased approximately $15,717,000, or 323%, from approximately $4,869,000 for the year ended December 31, 2009 compared to approximately $20,586,000 for the year ended December 31, 2010.

These increases are due to our having nine vessels in operation during the current year ended December 31, 2010, whereas during the year ended December 31, 2009, only three of our AHTS vessels had been delivered.

Professional Fees
Professional fees consist of legal, accounting, audit, tax, management and consulting fees.

The decrease in professional fees of approximately $743,000, or 24%, from approximately $3,152,000 for the year ended December 31, 2009 compared to approximately $2,409,000 for the year ended December 31, 2010, was due to expenses incurred during the year ended December 31, 2009 related to our restructuring and our initial registration statement with the SEC, which was filed in April 2009.  This amount includes decreases in legal and professional fees of $648,000, and a decrease in audit and tax consulting fees of approximately $95,000.

We expect that our legal and professional fees will increase over the next year as our regulatory and compliance costs increase, both due to our status as an SEC registrant and due to the increasing activity of our vessels and increased activity surrounding the funding of our remaining capital contribution obligations through debt and/or equity sources.

Brokerage and Representation Fees
Brokerage and representation fees consist of fees paid to providers of our vessel acquisition representation and consulting services.  The last payment under our current agreement, which was related to the acquisition of the AHTS vessels, fell due during the fourth quarter of 2009.

As a result of the expiration of our agreement related to consulting services in negotiations for the acquisition of the AHTS vessels in 2009, we incurred no brokerage and professional fees for the year ended December 31, 2010 as compared to approximately $726,000 for the year ended December 31, 2009.

Other Operating Expenses
Other operating expenses consist of commissions paid related to the chartering of our vessels, office and administrative expenses, travel expenses and bank fees that are not directly related to financing arrangements.

The increase in other operating expenses of approximately $1,598,000, or 188%, from approximately $848,000 for the year ended December 31, 2009 to approximately $2,446,000 for the year ended December 31, 2010, was due to an increase of approximately $547,000 in due from charters allowance for doubtful accounts, which is related to our charters in Australia, Mexico and Brazil.  Also, there was an increase of approximately $669,000 in commissions related to the chartering of our vessels, and an increase of approximately $466,000 in office and miscellaneous costs, including bank fees unrelated to financing arrangements, which increased due to increasing operations.  The increases were offset by decreases in travel and other costs of approximately $84,000 due to decreases in travel expense and other expenses of our construction supervision team.

Other Income (Expense)
Other income (expense) consists of income and expense not related to operating the vessel contracts.

The increase in other income of approximately $77,000 or 233% from approximately $33,000 of other income for the year ended December 31, 2009 to approximately $110,000 of other income for the year ended December 31, 2010, was due to an increase in rebates.

Impairment of loan receivable from affiliate
A 100% reserve was placed against the FLTC Fund I Note Receivable, defined below, for approximately $17,465,000, related to the Event of Default.  Please see the section entitled Liquidity and Capital Resources later in this item for additional information regarding the Event of Default and the FLTC Fund I Note Receivable.

Interest Income
Interest income is earned on balances in various operating and money market accounts in which our funds are held.  In the past as funds were raised, they were deposited in operating accounts in the United States and in interest bearing accounts in foreign countries.  Amounts necessary for operations and payment of upcoming AHTS vessel construction installments were held in these accounts.  As construction payments came due, funds held were moved to the restricted cash accounts and pledged as collateral for the loans that funded the AHTS vessel construction payments to the shipyard, Fincantieri.  As the balance of these pledged funds grew, so too did the interest earned on the funds.

During the year ended December 31, 2009, the pledged funds were released and the related loans were repaid with the pledged funds in mid-2009.  Interest was also earned on short-term loans to a related party.

Interest income decreased approximately $579,000, or 60%, from approximately $966,000 for the year ended December 31, 2009 to approximately $387,000 for the year ended December 31, 2010.  The decrease was due to a decrease in funds held in interest bearing pledged accounts due to repayment of the related loans with the pledged funds in mid-2009, and a decrease in interest income from our related party notes receivable, which were repaid to us during the second and third quarters of 2009.

Interest Expense
Interest expense was incurred on the Nord/LB Loans, two related party loans, and loan agreements entered into with Reederei Hartmann (“RHKG Loan Agreements”) and its affiliate Captain Alfred Hartmann (“Hartmann Loan Agreement”) and Hartmann Asia Holding PTE, Ltd. (“Hartmann Asia”), a member of the Hartmann Group and an affiliate of the non-controlling interest holders of our AHTS SPVs, (the “Hartmann Asia Loan Agreement”), and various other fees related thereto, discussed further under Financing Arrangements under the Liquidity and Capital Resources section of this Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.  The amount included in interest expense is the amount incurred less the amount allocated to our assets under construction plus the amortization of debt issuance costs.  Each of our assets under construction was allocated a portion of the total interest incurred on all of our debt instruments for the period based on the product of the weighted-average accumulated expenditures and the weighted-average interest rate for the period.  The amount of interest allocated to our assets under construction was capitalized rather than expensed.

The increase in interest expense of approximately $15,813,000, or 432%, from approximately $3,660,000 for the year ended December 31, 2009 to approximately $19,473,000 for the year ended December 31, 2010, was due to the delivery of additional vessels and related interest expense under our Nord/LB Loans and related matured interest rate swaps, and the RHKG Loan Agreements, Hartmann Loan Agreement, and the Hartmann Asia Loan Agreement in addition to the interest expense paid to the shipyard on the late payment of construction installments.  The agency and commitment fees related to the Senior Loan and the guarantee fees due under the guarantee provided by Reederei Hartmann also contributed to the increase.

Loss on Interest Rate Swaps
The increase in the loss on interest rate swaps of approximately $4,371,000 or 47%, from $9,273,000 for the year ended December 31, 2009 to $13,644,000 for the year ended December 31, 2010 is due to the recognition of changes in the value of the interest rate swap agreements related to the Senior Loan facility for our nine AHTS SPVs, which values fluctuate with interest rate expectations, among other factors.  If interest rates are expected to rise, it would be reasonable to expect an increase in the valuation of the interest rate swaps, and thus a decrease in the loss on the interest rate swaps from period to period.  The reverse is also true.  If interest rates are expected to fall, a decrease in the valuation of the interest rate swaps would be likely and therefore an increase in the loss on the interest rate swaps would be recognized.  These instruments have not been designated for hedge accounting, and therefore the entire change in the fair value of the positions from period to period is recorded in our results of operations as loss on interest rate swaps.  The agreements are effective from 2010 through 2019, and are currently recorded as a derivative liability totaling approximately $22,429,000, due to the relatively low variable rates being experienced as compared with the fixed rates under the swap agreements.

We entered into the interest rate swap agreements to mitigate the uncertainty in interest costs under the variable rate under our Senior Loan.  The losses recognized for the change in fair value of our swap positions from period to period are indicative of the comparison between the fixed interest rate under our swap agreement to the variable rate under our Nord/LB facility, the valuation of which is influenced by current expectations regarding when, if at all, and by how much, if any, the variable interest rate under our Senior Loan with Nord/LB will increase.

Foreign Currency Transaction Gain (Loss)
Foreign currency transaction gain (loss) includes the amount of gain or loss realized when the cash balances held by our subsidiaries in currencies other than their functional currency are converted to their functional currency, on each balance sheet date and when the subsidiaries have transaction in currencies other than their functional currency.  Also included are amounts related to recording the current fair value of currency forward exchange contracts which are not designated as cash flow hedges and the ineffective portion of currency forward exchange contracts for periods in which they were designated as cash flow hedges, and gains and losses from maturing of currency forward exchange contracts whether or not they are designated as hedges.

Over the year ended December 31, 2010, we had a foreign currency transaction loss of approximately ($1,137,000), as compared to a foreign currency transaction gain of approximately $335,000 for the year ended December 31, 2009.  This change was primarily caused by the relatively high volatility of exchange rates.  A portion of the change in our foreign currency transaction gain (loss) is related to the recording of the current fair value of our currency forward exchange contracts which are not designated as cash flow hedges, under which we have contracted to sell Euros and purchase US dollars at pre-agreed upon prices in the future.  The affect of the change in value of these contracts is offset by the recording of our currency forward exchange contracts which are no longer designated as hedges under which we have contracted to sell US dollars and purchase Euros at pre-agreed upon prices in the future.  The change in value of these two groups of contracts from period to period is recognized in our results of operations.  The net losses recognized between these two groups of contracts for the year ended December 31, 2010 are related primarily to the strengthening of the Euro against the US dollar during the year ended December 31, 2010, and the fact that the price at which we agreed to sell US Dollars and purchase Euros is less favorable to us than those currently expected to be available in the market at the future execution dates.

Future fluctuations in rates will further affect the recognition of gains and losses under these contracts.

Equity in Loss of Unconsolidated Entities
Equity in loss of unconsolidated entities represents our share of the net income or loss reported for the operations of the mini-bulker vessels in which we own a non-controlling interest.

The decrease of approximately $68,000 or 11%, in the loss recognized from the operations of the bulk carrier vessels, from a loss of $640,000 for the year ended December 31, 2009 to a loss of $572,000 for the year ended December 31, 2010, represents normal fluctuations in the activity of the vessels combined with a slight recovery in the markets in which these vessels operate compared to the steep downturn in that market in late 2008 and 2009.

Non-controlling interest
Non-controlling interest represents the amount of net income or loss allocable to other parties where their share has been included in our consolidated results of operations.

The comparative effect on our allocation of net income or loss to the non-controlling interest holders between the year ended December 31, 2009 and the year ended December 31, 2010, was primarily due to the difference in net income or loss for the periods presented.

Liquidity and Capital Resources

As of December 31, 2010, we had cash of $7,030,642.  Since inception through December 31, 2010, we have raised approximately $66,154,178, net of syndication costs of approximately $4,880,642, through the private placement of our limited partner units.  The funds from the offering were utilized primarily to pay the first two of five installments to the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”) in Italy, for the construction of our AHTS vessels and to pay for related expenditures as shown in our consolidated financial statements.

As delivery of the AHTS vessels approached, funds were drawn under the RHKG Loan Agreements and the Hartmann Loan Agreement to fulfill a portion of our outstanding capital contributions in seven of our nine AHTS SPVs.  Upon the deliveries of the AHTS vessels, funds were drawn on the Senior Loan.  Those funds were used to pay outstanding installments on each vessel to Fincantieri.  The remaining funds, where available, were utilized to pay for outfitting costs for the AHTS vessels and to provide operating reserves for the AHTS SPVs.  The balance of the outstanding installments to Fincantieri, where outstanding amounts existed, and vessel outfitting costs and operating reserves for the AHTS SPVs, were funded from the capital contributions made by our non-controlling interest and us, either through capital contributions from our limited partners or through the proceeds from draws under the RHKG Loan Agreements and Hartmann Loan Agreement.  In addition to these financing arrangements, we entered into the Hartmann Asia Loan Agreement on August 31, 2010 to provide liquidity for operating activities to our AHTS SPV Isle of Usedom, and the other eight AHTS SPVs via loans between the AHTS SPVs.  During October 2010, we increased our borrowings under the Hartmann Asia Loan Agreement, and the additional proceeds were used by our AHTS SPVs to make loans to one of FLTC Fund I’s AHTS SPVs (“FLTC Fund I Notes Receivable”) to effect an equitable distribution of the proceeds available under the Senior Loan among all twelve AHTS SPVs given the 75% of net vessel investment cost limitation on the total proceeds available under the Senior Loan.

In December 2010, following delivery of all twelve AHTS vessels (the “Fleet”), we entered into the Working Capital Facility with Nord/LB to assist in start-up costs of the recently delivered vessels given the inconsistent utilization experienced during that time period.  The terms of the Working Capital Facility require that we pursue the sale of two of the Fleet’s vessels on a best efforts basis by December 30, 2011, unless additional capital contributions or the granting of one or more shareholder loans in the minimum amount of $8,283,125 (EUR 6,250,000) is made to our AHTS SPVs by December 31, 2011.  We are currently reviewing potential offers in conjunction with market conditions to determine the best course of action for the Fleet overall related to this “best efforts” provision.

Operating Cash Flows
Operating activities produced a net use of cash of approximately $16,106,000 for the year ended December 31, 2010, as compared to net cash used of approximately $2,658,000 for the year ended December 31, 2009, for an increase in net cash used of approximately $13,448,000.  Net cash used in operations increased between periods primarily due to our additional vessel deliveries and related costs, as well as increases in accounts receivable due from charterers.  During the year ended December 31, 2009, accounts payable and accrued expenses increased approximately $9,311,000 related to our vessels under construction, whereas accounts payable and accrued expenses increased approximately $153,000 during the year ended December 31, 2010, indicating the use of cash to pay accrued expenses upon delivery of our AHTS vessels.  These effects were offset somewhat by increases in accrued interest payable, which is related to increased borrowings between the two periods in connection with our additional delivered vessels.

Investing Cash Flows
Investing activities used cash of approximately $329,501,000 for the year ended December 31, 2010, as compared to $88,154,000 for the year ended December 31, 2009, for an increase in net cash used of approximately $241,347,000.  This was due primarily to the use of approximately $304,313,000 for advances for vessel acquisitions and construction costs during the year ended December 31, 2010, the majority of which was related to the deliveries of the last six AHTS vessels, the UOS Discovery, UOS Endeavour, UOS Explorer, UOS Freedom, UOS Liberty and UOS Enterprise in February, March, June and July 2010, in comparison to $132,886,000 for the three vessels delivered during the year ended December 31, 2009, the UOS Atlantis, UOS Challenger and UOS Columbia, and the construction installments paid on the remaining six vessels.  Additionally, during the year ended December 31, 2009, restricted cash provided approximately $55,967,000 toward investing activities, and due to our use of the restricted cash in 2009 to fund our capital contributions to the AHTS SPVs, we no longer hold restricted cash.  These factors were partially offset by decreases in the purchase of on board equipment of $2,565,000, and a decrease of $947,000 in amounts due from related parties comparing the two periods.  In the fourth quarter of 2010, our AHTS SPVs loaned one of FLTC Fund I’s AHTS SPV’s approximately $17,465,000 to achieve an equitable distribution of the proceeds available under the Senior Loan among all twelve AHTS SPVs given the 75% of net vessel investment cost limitation on the total proceeds available under the Senior Loan.  The note receivable is fully reserved.

Financing Cash Flows
Net cash provided by financing activities was approximately $335,109,000 for the year ended December 31, 2010 as compared to approximately $104,131,000 for the year ended December 31, 2009.  The increase of $230,978,000 is primarily related to increased financing activity with the deliveries of the remaining AHTS vessels.  The deliveries of UOS Discovery, UOS Endeavour, UOS Explorer, UOS Freedom, UOS Liberty and UOS Enterprise and the related proceeds drawn on the Senior Loan of $278,691,000, and the proceeds drawn under the RHKG Loan Agreements and the Hartmann Loan Agreement through which we funded our capital contributions to the AHTS SPVs Langeoog, Amrum, Sylt, Wangerooge, Neuwerk and Usedom of $31,920,000 occurred during the year ended December 31, 2010, in comparison with $150,701,000 of Senior Loan proceeds drawn in the same period of 2009 for the deliveries of UOS Atlantis, UOS Challenger and UOS Columbia, and only $7,618,000 drawn under the applicable RHKG Loan Agreement through which we funded our capital contribution to the AHTS SPV Isle of Baltrum.  In addition, during the year ended December 31, 2010, proceeds of $26,400,000 were drawn under our Hartmann Asia Loan Agreement, $3,097,000 was drawn under the Nord/LB Revolving Credit Facility (defined below), and $9,940,000 was drawn on the Working Capital Facility, and these facilities were not in place during the year ended December 31, 2009.

Also contributing to the increase was a decrease in repayments net of amounts drawn on our related party liabilities of $11,308,000.  During the year ended December 31, 2009, cash of approximately $54,451,000 was utilized in net repayments on the Berenberg Facility, and as we no longer utilize the Berenberg Facility, there were no similar repayments in the current year.  In addition, during the year ended December 31, 2010, our non-controlling interest contributed $10,798,000 to the AHTS SPVs and received no distributions, and in contrast, only $8,963,000 was received and distributions of $690,000 were recognized to the non-controlling interest during the year ended December 31, 2009.

These activities were offset slightly by principal repayments to Nord/LB in respect of the Senior Loan of $25,160,000 during the year ended December 31, 2010, versus only $5,233,000 in principal repayments during the year ended December 31, 2009.  Contributions from partners were approximately $389,000 for the year ended December 31, 2010, as compared with approximately $6,230,000 for the year ended December 31, 2009.  We paid $1,966,000 in syndication costs for the year ended December 31, 2010 and there were no payments in the year ended December 31, 2009.

Recent Developments

The consolidated financial statements presented in Item 8. Financial Statements and Supplementary Data, have been prepared on the assumption that we will continue as a going concern.  As discussed in greater detail in Item 8. Financial Statements and Supplementary Data under Note 2. Going Concern of our Notes to Consolidated Financial Statements, we failed to make certain quarterly payments due during March 2011 under our Senior Loan entered into on December 19, 2008 with Nord/LB, through which we financed our AHTS vessel acquisitions.  The failure to make these quarterly payments constitutes an Event of Default under the Senior Loan.  In addition to our Senior Loan with Nord/LB, we entered into the Working Capital Facility with Nord/LB on December 6, 2010.  Due to the Event of Default, Nord/LB has the right to declare the entire amount of the Nord/LB Loans to be immediately due and payable by written notice to us.  As of the date of this Form 10-K, Nord/LB has not notified us of any such intent to accelerate the amounts outstanding under the Nord/LB Loans.

The Event of Default was preceded by the political and financial unrest in Egypt during February 2011, which exacerbated the already tight liquidity due to several vessels being delivered in 2010 and not immediately entering into charters.  The situation in Egypt resulted in delayed charter payments to three of our AHTS SPVs, as these three AHTS SPVs are engaged in charters with companies with substantial ties to Egypt.  In addition, one of the AHTS SPVs owned by FLTC Fund I is also chartered to a company with substantial ties to Egypt.

As a result of these events, we are working to restructure our debt obligations with Nord/LB.  In this regard, we are negotiating with Nord/LB to defer some principal payments under the Nord/LB Loans or otherwise resolve the Event of Default.  The Senior Loan includes complex terms and guarantees by SACE of Roma, Italy, which is the Italian export credit and reinsurance agency (“SACE”), which have added complexity to the discussions, lengthening the process.  While we continue to work with Nord/LB on resolving the Event of Default and our liquidity issues, there can be no assurances that Nord/LB will ultimately agree to a deferral or any other resolution of the Event of Default on terms that are acceptable to us or at all, or that we will be able to otherwise resolve our liquidity concerns to enable us to repay this overdue payments.  Although Nord/LB has not moved to do so over the course of the past months, in the event Nord/LB were to accelerate all of our indebtedness under the Nord/LB Loans, we would be unable to repay such amounts and be subject to the remedies available to Nord/LB under the agreements, which include among other remedies the right to foreclose on the vessels pursuant to the mortgages on the vessels entered into in connection with the agreements.  Due to the co-borrowing terms under the Nord/LB Loans, the potential liability includes that related to the AHTS SPVs owned by our affiliate, FLTC Fund I.

In addition to resolving our immediate cash flow issues, we are pursuing alternative sources of liquidity through the issuance of debt or equity securities, to ensure that we are able to provide for operations and service the debt obligations of our AHTS SPVs, and to address the remaining capital contribution obligations of our German Subsidiary, as defined and described below under Discussion of Short- and Long-Term Liquidity Needs.  We are exploring various alternatives in this regard.  We may also seek to sell additional AHTS vessels, or enter into sale-leaseback or other equivalent transactions to raise liquidity.  However, there can be no assurances that we will be able to raise any such additional funds or sell any additional vessels on terms acceptable to us or at all.

In addition to the liquidity shortfalls in our AHTS SPVs which have led to our efforts to negotiate a deferral with Nord/LB of the principal payments due under the Senior Loan, we have also entered into the Hartmann Transfer Agreement effective July 1, 2011.  This is further discussed below under this item under the sub-caption entitled RHKG Loan Agreement and Hartmann Loan Agreement and Related Hartmann Transfer Agreement under the caption Financing Arrangements in the Liquidity and Capital Resources section.  The Hartmann Transfer Agreement resulted in satisfaction of loans payable and accrued expenses totaling approximately $48,000,000 which represents the purchase price received for the interest in the AHTS SPVs transferred.

Financing Arrangements

RHKG Loan Agreements and Hartmann Loan Agreement and related Hartmann Transfer Agreement
In February and March 2010, our German Subsidiary entered into the RHKG Loan Agreements with Reederei Hartmann.  Each of the four agreements is related to a corresponding AHTS SPV, and provided commitments equal to the remaining amount of capital that was outstanding at the time of each agreement from our German Subsidiary to the applicable AHTS SPV.  The execution of the agreements and the subsequent recognition of the contribution of capital by each such AHTS SPV resulted in our satisfying the capital contribution in the full amount called for under the Company Agreement of the respective AHTS SPVs, and satisfied the necessary funding under the terms of the Senior Loan, allowing for delivery of the respective vessel.

These four RHKG Loan Agreements relate to the AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, and under these agreements, loans totaling $31,604,334 (EUR 22,780,000) were made from Reederei Hartmann to our German Subsidiary.  In connection with the AHTS SPVs Isle of Langeoog, Isle of Amrum and Isle of Wangerooge, the loan proceeds were paid directly to the respective AHTS SPV, thereby fulfilling the remaining capital contribution obligations of our German Subsidiary with respect to each of those AHTS SPVs.  The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability is the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.

Each of the four RHKG Loan Agreements was to mature 5 years from the date of signing, with maturity dates therefore falling between February and March 2015.  The agreements called for interest to be calculated at 6% per annum, due annually at each anniversary date of signing.  The first of these dates was to fall on February 11, 2011; however, on February 10, 2011 we entered into an agreement with RHKG to defer the interest due under these four loan agreements until April 15, 2011.  The due date for the annual interest payments under the RHKG Loan Agreements was subsequently extended through June 30, 2011, with the payments due for each subsequent year being unaffected by the deferral.

There was no penalty for pre-payment of all or any portion of the loans prior to the end of the respective loan periods.  The terms of the agreements included the granting of a security interest in our ownership interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.

In connection with each of the loans from RHKG with respect to the AHTS SPVs Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, RHKG obtained the funds for its loan to our German Subsidiary pursuant to a loan on nearly identical terms from Fincantieri, the shipyard constructing the vessels.

On June 17, 2010, our German Subsidiary entered into the Hartmann Loan Agreement with Capt. Hartmann.  Pursuant to the Hartmann Loan Agreement, a total of $8,147,896 (EUR 6,620,000) was loaned to our German Subsidiary.  The loan proceeds were paid to our AHTS SPVs Isle of Sylt, Isle of Neuwerk, and Isle of Usedom, each of which had not yet had their vessels delivered to them, and resulted in the recognition of capital contributions from our German Subsidiary to each such AHTS SPV totaling $2,338,520 (EUR 1,900,000), $2,584,680 (EUR 2,100,000), and $3,224,696 (EUR 2,620,000), respectively.

These capital contributions funded by the proceeds of the Hartmann Loan allowed us to draw on the Senior Loan facility, and as a result, the vessels UOS Liberty, UOS Freedom, and UOS Enterprise were delivered on June 23, June 29, and July 2, 2010, respectively, to our AHTS SPVs Isle of Usedom, Isle of Neuwerk, and Isle of Sylt.

The Hartmann Loan Agreement was to mature five years from the date of signing.  The agreement called for interest to be calculated at 6% per annum, due annually at the anniversary of the date of signing.  There was no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period.  The terms of the agreement included the granting of a security interest in our ownership interest in the corresponding AHTS SPVs, and in the dividends from the AHTS SPVs arising from the pro-rata percentage of the loan amount as compared to our total share capital.

We were subject to various warranties, representations, and covenants under the RHKG Loan Agreements and the Hartmann Loan Agreement, such as limitations on our entering into asset dispositions or restructuring arrangements unreasonably detrimental to RHKG’s and Hartmann’s security interest in the applicable AHTS SPVs, and the reserving of distributions received from an involved AHTS SPV for repayment of the RHKG Loan Agreements and the Hartmann Loan Agreement.

At December 31, 2010, a total of $38,963,820 (EUR 29,400,000) was outstanding under the RHKG Loan Agreements.  During the years ended December 31, 2010 and 2009, we incurred interest expense of $1,623,901 (EUR 1,222,909) and $111,184 (EUR 79,725), respectively, related to the RHKG Loan Agreements.  Accrued interest of $1,726,381 (EUR 1,302,634) and $114,270 (EUR 79,725), respectively, was outstanding at December 31, 2010 and 2009.

At December 31, 2010, a total of $8,773,486 (EUR 6,620,000) was outstanding under the Hartmann Loan Agreement.  During the year ended December 31, 2010, we incurred interest expense of $287,162 (EUR 216,253) related to the Hartmann Loan Agreement, and accrued interest of $286,600 (EUR 216,253) was outstanding under the Hartmann Loan Agreement at December 31, 2010.

Effective July 1, 2011, we entered into the Hartmann Transfer Agreement in full satisfaction of the amounts due under these loans, as well as amounts due under the Hartmann Loan discussed below, via the transfer of our entire 75% interest in three of our AHTS SPVs, Isle of Baltrum, Isle of Langeoog, and Isle of Amrum, and a portion of our interest in one AHTS SPV, Isle of Wangerooge, to Reederei Hartmann, our partner in the AHTS SPVs, and its affiliate Hartmann Offshore.

The Hartmann Transfer Agreement includes the assignment by Capt. Hartmann of all claims related to the loans against our German Subsidiary to RHKG and the assignment by RHKG of certain of the claims to Hartmann Offshore to facilitate the allocation of the AHTS SPVs transferred between RHKG and Hartmann Offshore.

The Hartmann Transfer Agreement has the effect of bringing our interest in the AHTS SPVs from a 75% interest in nine AHTS SPVs to a 75% interest in five AHTS SPVs, an interest of approximately 36% in Isle of Wangerooge.  The Hartmann Transfer Agreement results in satisfaction of loans payable and accrued expenses totaling $48,358,462 (EUR 33,378,287), which is the purchase price received for the interest in the AHTS SPVs transferred.

The consideration received for the interests in the AHTS SPVs transferred pursuant to the Hartmann Transfer Agreement consists of recognition of repayment of all amounts outstanding under the loan agreements including the related interest, as well as recognition of the satisfaction of payables related to certain expenses related to the loans, for total consideration of $48,358,462 (EUR 33,378,287), based on the exchange rate as of July 1, 2011, the effective date of the Hartmann Transfer Agreement.  This amount is made up of borrowings under the loans of $42,594,720 (EUR 29,400,000) and payables related to expenses, including interest expense due under the loans, totaling $5,763,742 (EUR 3,978,287).  The amount of interest transferred in the AHTS SPVs pursuant to the Hartmann Transfer Agreement is equal to the capital contribution originally made by our German Subsidiary for the respective interests.  For accounting purposes, it is expected that a gain will be recognized on the transaction equal to our proportion of the losses previously recognized in these AHTS SPVs from inception through the transfer date.  We expect that the gain recognized will be between $18,834,000 and $21,732,000 (EUR 13,000,000 and EUR 15,000,000), based on the exchange rate as of July 1, 2011.

Hartmann Asia Loan Agreement
On August 31, 2010, our AHTS SPV Isle of Usedom entered into the Hartmann Asia Loan Agreement with Hartmann Asia.  Pursuant to the Hartmann Asia Loan Agreement, Hartmann Asia loaned a total of $6,000,000 to our AHTS SPV Isle of Usedom.  Related to the Hartmann Asia Loan Agreement, an inter-creditor agreement was also entered into between our AHTS SPV Isle of Usedom, Hartmann Asia, and Nord/LB on August 31, 2010, confirming the Hartmann Asia Loan Agreement as subordinate to the Senior Loan.

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

The Hartmann Asia Loan Agreement calls for interest to be calculated at 6% per annum through December 31, 2010.  In January 2011, Addendum 3 was entered into which reduced the interest rate from 6% to 4% effective January 1, 2011.  There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period.  The loan proceeds will fund operating activities, including interest and redemption payments to Nord/LB, of the AHTS SPV Isle of Usedom, as well as providing funds for similar purposes to the other AHTS SPVs via loans between the AHTS SPVs.

At December 31, 2010, a total of $26,400,000 (EUR 19,920,018) was outstanding under the Hartmann Asia Loan Agreement.  During the year ended December 31, 2010, we incurred interest expense of $384,311 (EUR 289,413), and accrued interest of $383,559 (EUR 289,413) was outstanding at December 31, 2010.

Nord/LB Facility
On December 19, 2008, we entered into a Senior Loan up to a maximum aggregate amount of $557,381,421 (EUR 420,570,000) with Nord/LB as administrative agent and lender, with a term of 12 years from the delivery of each vessel.  The Senior Loan is comprised of a pre-delivery loan up to $481,083,900 (EUR 363,000,000) (the “Pre-Delivery Facility”), a post-delivery facility loan up to $557,381,421 (EUR 420,570,000) and a post-delivery revolving credit facility loan up to $111,476,284 (EUR 84,114,000) (“Revolving Credit Facility”).  The proceeds from the Senior Loan were used to fund outstanding balances due to Fincantieri at delivery, and any excess was retained toward working capital requirements of each AHTS SPV.

Payments are due quarterly under the Senior Loan, with interest for the applicable period, and the interest rate is adjusted quarterly.  The Revolving Credit Facility can be used to extend the repayment period for the Senior Loan from 12 to 15 years, which is accomplished through draws under the Revolving Credit Facility on a quarterly basis which provide funds equal to the difference between a 12 year and a 15 year principal repayment schedule.  However, in no case can the total amount outstanding under the Senior Loan be in excess of 75% of the aggregate investment costs of all vessels, which is defined to include the construction price, building supervision, financing, initial equipment and other costs, of all the vessels covered by the Senior Loan.  Additionally, the Senior Loan conditions require, among other things, that amounts sufficient to cover operating costs and all amounts due and payable under the Senior Loan for a one year period be secured by each AHTS SPV before any dividends can be considered.

The Senior Loan is a fleet financing arrangement which covers all five of our AHTS vessels, one vessel in which we hold a non-controlling interest, the three AHTS vessels wholly owned by entities of the Hartmann Group, plus three AHTS vessels owned by FLTC Fund I.  The Fleet serves as the collateral for the Senior Loan.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our internal rating class assigned within Nord/LB based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $13,253 (EUR 10,000) per vessel was due each year payable at the end of each quarter until the delivery of the applicable vessel.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, is $6,627 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.  There is also a financial guarantee for up to 70% of the loan balance issued by SACE.

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

Amounts drawn on the Pre-Delivery Facility of the Senior Loan, which were intended to fund installments to the shipyard during construction, required either that each AHTS SPV be fully funded based on the capital as called for in the AHTS SPV company agreements, or provision of a guarantee acceptable to Nord/LB to provide assurance of repayment of the Pre-Delivery Facility.  A guarantee from Reederei Hartmann, our non-controlling interest holder and the 25% owner of the three AHTS SPVs of FLTC Fund I (“Hartmann Guarantee”) in the amount of $45,932,786 (EUR 32,046,875) was outstanding at December 31, 2009.  The Pre-Delivery Facility was not utilized, and there was no amount outstanding under the Hartmann Guarantee at December 31, 2010.

The drawdowns accepted under the Senior Loan are as follows:
	AHTS SPV	AHTS Vessel	Date of Drawdown	Proceeds	Amounts paid to Fincantieri
Our AHTS SPVs	MS Juist	UOS Atlantis	February 25, 2009	$44,689,067	$38,092,384	(1)
	MS Norderney	UOS Challenger	May 25, 2009	$49,080,519	$42,249,368	(1)
	Isle of Baltrum	UOS Columbia	October 2, 2009	$51,120,284	$49,179,033
	Isle of Langeoog	UOS Discovery	February 15, 2010	$47,790,771	$46,304,079
	Isle of Amrum	UOS Endeavour	March 10, 2010	$47,629,553	$50,840,227
	Isle of Wangerooge	UOS Explorer	March 12, 2010	$47,871,380	$52,817,807
	Isle of Neuwerk	UOS Freedom	June 25, 2010	$43,175,015	$47,626,402
	Isle of Usedom	UOS Liberty	June 22, 2010	$43,413,338	$47,817,206
	Isle of Sylt	UOS Enterprise	July 1, 2010	$42,936,692	$46,193,217

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

At December 31, 2010 and 2009, a total of $502,519,233 (EUR 379,173,948) and $145,468,080 (EUR 101,491,719), respectively, was outstanding under the Senior Loan.  Of the amount at December 31, 2010, $114,481,126 (EUR 86,381,292) is related to the AHTS SPVs of FLTC Fund I, and the remaining amount of $388,038,107 (EUR 292,792,656) is related to our AHTS SPVs.  This amount bears a weighted-average interest rate of 2.873% and 2.791% as of December 31, 2010 and 2009, respectively.  Originally, the outstanding balance was to be due in full in June 2022, but due to the Event of Default, all amounts are reported as current.  During the years ended December 31, 2010 and 2009, we incurred interest of $8,512,896 (EUR 6,410,776) and $2,546,281 (EUR 1,825,815), respectively, related to the drawdowns on the Senior Loan.  Accrued interest of $1,214,068 (EUR 916,070) and $601,813 (EUR 419,879) was outstanding at December 31, 2010 and December 31, 2009, respectively.

During the year ended December 31, 2010, we elected to draw on the Revolving Credit Facility, which allows us to make draws at each quarterly principal redemption date to result in a net principal payment based on a loan amortization of 15 years versus the 12 years under the Senior Loan.  On January 24, 2011, we entered into an addendum to the Senior Loan (“Addendum No. 2”).  Addendum No. 2 requires that twenty percent of the annual earnings after tax for each of our AHTS SPVs be used to make additional prepayments against amounts drawn under the post delivery revolving credit facility included in the Senior Loan.  Annual earnings after taxes for each AHTS SPV is defined as annual revenue less (i) operating expenses of the AHTS SPVs, (ii) debt service payments under the Senior Loan, (iii) a distribution to shareholders of such AHTS SPV equal to ten percent of their contributed capital, and (iv) any taxes paid by such AHTS SPV.

At December 31, 2010, a total of $4,092,052 (EUR 3,087,642) was outstanding under the Revolving Credit Facility.  Of this amount, $995,488 (EUR 751,142) is related to the AHTS SPVs of FLTC Fund I, and the remaining amount of $3,096,563 (EUR 2,336,500) is related to our AHTS SPVs, with a weighted-average rate of 3.458%.  Originally the outstanding balance was to be due in full in June 2025, but due to the Event of Default, the total amount is reported as current.  During the year ended December 31, 2010, we incurred interest of $21,250 (EUR 16,003) related to the drawdowns on the Revolving Credit Facility.  Accrued interest of $10,683 (EUR 8,061) was outstanding at December 31, 2010.

We are subject to various covenants for the duration of the Senior Loan, associated, for example, with the amount of capital infusions from outside investors into the AHTS SPVs, limits on additional financing, restrictions of cargo and weapons, directives regarding the structure and duration of charters related to the vessels, and certain restrictions on distributions.

In order to obtain more favorable financing terms under the Senior Loan, we agreed to a fleet financing arrangement whereby the Senior Loan would be secured by, among other things, all twelve of the AHTS vessels, including the three AHTS vessels owned by FLTC Fund I.  In connection with this fleet financing arrangement, we entered into a mutual indemnity agreement in May 2009 with the three AHTS SPVs owned by FLTC Fund I (the “AHTS Mutual Indemnity Agreement”).  Pursuant to the AHTS Mutual Indemnity Agreement, we agreed to indemnify the AHTS SPVs owned by FLTC Fund I for all liabilities suffered by such AHTS SPVs arising out of or associated with any breach by us (or resulting from any payment or performance by such AHTS SPVs in order to avoid a breach by us) under the Senior Loan with Nord/LB or the AHTS Mutual Indemnity Agreement.  Conversely, the AHTS SPVs owned by FLTC Fund I agreed to provide us with reciprocal indemnification obligations pursuant to the AHTS Mutual Indemnity Agreement.

Nord/LB Working Capital Facility
On December 6, 2010, we entered into the Working Capital Facility with Nord/LB.  The Working Capital Facility provides for available proceeds of $13,253,000 (EUR 10,000,000) that can be drawn in increments of no less than $3,313,250 (EUR 2,500,000) each.  The Nord/LB Working Capital Facility carries an arrangement fee of $331,325 (EUR 250,000) due prior to the first drawdown, and provides for interest to be paid quarterly to Nord/LB at EURIBOR plus 4.5% per annum, currently 5.989%, plus a fixed costs fee to be determined, with a final maturity date of was originally December 30, 2012, but due to the Event of Default, the total amount is reported as current.  The facility also includes a commitment fee of 1% of any undrawn amount, a prepayment fee which is a maximum of $79,518 (EUR 60,000), is secured by the same collateral as the Senior Loan, and incorporates various other provisions stated in the Senior Loan.

The Working Capital Facility also includes terms which restrict distributions from our AHTS SPVs until full repayment of the working capital facility, and requires that any additional funds received by the AHTS SPVs in the form of debt or equity, or in the event of a total loss of one or more of the AHTS vessels, be utilized to prepay the facility up to the full outstanding amount of the facility.  The terms of the facility also require that we pursue the sale of two vessels on a best efforts basis by December 30, 2011 unless additional capital contributions or the granting of one or more shareholder loans in the minimum amount of $8,283,125 (EUR 6,250,000) is made to our AHTS SPVs by December 31, 2011.  The facility also called for us to enter into an addendum to the Senior Loan, which occurred on January 24, 2011.  Among the items addressed in the addendum to the Senior Loan were the addition of a requirement that twenty percent of annual earnings after tax be used to make additional prepayments against amounts drawn under the post delivery revolving credit facility included in the Senior Loan, which was designed to effectively change the principal amortization from 12 years to 15 years, as called for in the terms of the Working Capital Facility.

At December 31, 2010, a total of $13,253,000 (EUR 10,000,000) was outstanding under the Working Capital Facility.  Of this amount, $3,313,250 (EUR 2,500,000) is related to the AHTS SPVs of FLTC Fund I, and the remaining amount of $9,939,750 (EUR 7,500,000) is related to our AHTS SPVs.  The effective interest rate at December 31, 2010 was 5.989%.  During the year ended December 31, 2010, we incurred interest of $22,100 (EUR 16,643) related to the drawdowns on the Working Capital Facility, and accrued interest of $22,057 (EUR 16,643) was outstanding at December 31, 2010.  Given that the facility was for $13,253,000 (EUR 10,000,000), which is equal to the outstanding balance, the facility is fully drawn.

Chemical Tanker Transaction/Schulte Group Facility/Kronos
On November 13, 2007, III to I IMS Holdings, LLC (“IMS Holdings”), the sole shareholder of our general partner, entered into a Memorandum of Agreement (“MOA”) with the Schulte Group relating to the acquisition of the chemical tanker.  Pursuant to the MOA, the Schulte Group placed an order for the chemical tanker for IMS Holdings for the purchase price of $41,500,000 to be paid in five equal installments.  The Schulte Group agreed to loan IMS Holdings up to $8,300,000 for the first installment payment (“Schulte Group Facility”) and to facilitate a bank guarantee for the second installment payment of $8,300,000.  The Schulte Group formed Anthos Shipping Co. Limited (“Anthos”), a Cyprus SPV, to own the chemical tanker.  The equity of Anthos would have been assigned to Kronos upon repayment of the loan, retirement of the bank guarantee facilitated by the Schulte Group and payment of all fees due to the Schulte Group.  Kronos was not formed at the time the MOA was signed; therefore, the chemical tanker transaction was undertaken through an affiliate of IMS Holdings on behalf of Kronos.  As of December 31, 2010 and December 31, 2009, $8,300,000 had been paid toward the option to purchase the chemical tanker.

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

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers, and product tankers in general, we elected to abandon our option to purchase the chemical tanker on April 9, 2010,   We recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907.  Under the terms of the Amended MOA, we became subject to the $3,000,000 in liquidated damages and the principal balance of $5,300,000 due under the facility was extinguished, resulting in recognition of a $5,300,000 gain on the extinguishment of debt.  The result is a net loss between these two events of approximately $4,574,907, which in the end represents liquidating damages of $3,000,000, plus the loss of our capitalized costs approximating $1,574,907.  In addition, we recognized interest expense on the Schulte Group Facility for the period ended December 31, 2010 totaling $62,946.

Ongoing Capital Expenditures
Our planned AHTS vessel acquisitions were completed on July 2, 2010 with the acquisition of the UOS Enterprise by our AHTS SPV Isle of Sylt.  Under the AHTS shipbuilding contracts, installments were due in five stages based upon certain milestones being met during construction.  Approximately 30% of the total construction costs required deposits, some of which were to be funded with equity while others were expected to be funded from the Senior Loan.  Amounts drawn on the Pre-Delivery Facility required either (i) that each AHTS SPV was fully funded based on the capital as called for in the applicable SPV agreements or (ii) the provision of a guarantee acceptable to Nord/LB.  For the year ended December 31, 2010, we have incurred expenses of $275,604 (EUR 207,549), related to the guarantee.  The Hartmann Guarantee in the amount of $45,932,786 (EUR 32,046,875) was outstanding at December 31, 2009.  The Pre-Delivery Facility was not utilized, and there was no amount outstanding under the Hartmann Guarantee as of December 31, 2010.  Amounts incurred under the Hartmann Guarantee totaling $712,959 (EUR 492,103) were fully satisfied effective July 1, 2011 via the Hartmann Transfer Agreement discussed above.

The construction installments to have been paid with the Pre-Delivery Facility were postponed under amendments to the shipbuilding contracts until delivery of the applicable AHTS vessel, and interest was paid to Fincantieri on the outstanding installment payments at a rate based on the nine-month EURIBOR plus 2%.  As of December 31, 2010 and December 31, 2009, we incurred $522,290,182 and $291,543,002, respectively, in connection with the AHTS vessel acquisitions.

In addition to the AHTS shipbuilding contracts with Fincantieri, during construction of the vessels there were agreements between the AHTS SPVs and Hartmann Offshore for vessel construction oversight and commercial and technical management during construction.  Additionally, each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee would provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $662,650 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited which are affiliates of SCMH.

As of December 31, 2010, we had fulfilled our obligations with Fincantieri related to the shipbuilding contracts, and our obligations to Hartmann Offshore for vessel construction oversight and commercial and technical management during construction.  There is a remaining amount payable under the financial services agreements with the subcontractor of our German Subsidiary of $2,319,275 (EUR 1,750,000), which is included in "due to related party" on our Balance Sheet as of December 31, 2010.

The delivery of the last three of the twelve AHTS vessels to the AHTS SPVs of FLTC Fund I occurred during September and October 2010, with the last of those three vessels being delivered to FLTC Fund I’s AHTS SPV Isle of Fehmarn on October 27, 2010.  Just prior to that delivery, an evaluation was performed of the aggregate investment costs of all twelve AHTS vessels financed under the Senior Loan facility for purposes of determining the extent of restrictions on proceeds available under the Senior Loan, under which total loan proceeds are limited to 75% of the aggregate investment costs.  Aggregate investment costs is defined by the Senior Loan to include the construction price, building supervision, financing, initial equipment and other costs, of all the vessels covered by the Senior Loan.

Related to this requirement, our nine AHTS SPVs loaned $17,465,326 (EUR 13,178,394) to one AHTS SPV of FLTC Fund I, which represents the approximate amount by which our nine AHTS SPVs aggregate borrowing under the Nord/LB Loan exceeded 75% of the aggregate investment costs of vessel acquisitions for our nine AHTS SPVs.  This loan was made to achieve an equitable distribution of the proceeds available under the Senior Loan among all twelve AHTS SPVs given the 75% of net vessel investment cost limitation on the total proceeds available under the Senior Loan.  This loan was funded primarily with the proceeds of the Hartmann Asia Loan Agreement to our AHTS SPV Isle of Usedom, supplemented by operating cash held in the nine AHTS SPVs.  The terms of the Hartmann Asia Loan Agreement include interest at a rate of 6% per annum, which rate was amended to 4% per annum as of January 1, 2011, with repayment of outstanding principal and interest due on January 1, 2013.

Discussion of Short- and Long-Term Liquidity Needs
Our short- and long-term liquidity needs in our AHTS SPVs relate primarily to the need for operating capital for our AHTS vessels, funding our debt service obligations, including our Senior Loan with Nord/LB and the past due amounts thereunder, the Working Capital Facility, the Hartmann Asia Loan Agreement, and funding our remaining capital commitments to our AHTS SPVs.  In addition to the operations and debt service obligations of our AHTS SPVs, we have operating expenses in our Cayman partnership and our German and Cyprus subsidiaries.

As a result of the Event of Default under the Nord/LB Loans, our primary concern is to resolve the issues with Nord/LB.  We are seeking a deferral of principal payments due under the Senior Loan with repayment terms for the deferred payments which we believe would allow our AHTS SPVs sufficient liquidity for operations.  However, due to the complexity of the terms of the Senior Loan and the guarantee from SACE, progress toward a resolution under the Nord/LB Loans has been slow.  While Nord/LB has not initiated any steps to impose its remedies under the terms of the Senior Loan, which include accelerating the amounts due under the Senior Loan, and continues to negotiate with us for a resolution of the Event of Default, there can be no guarantees that we will be able to negotiate such a deferral or other resolution on terms that are acceptable to us or at all.  If we are unable to negotiate a deferral or other resolution with Nord/LB to resolve the Event of Default, we would likely seek other solutions including debt or equity financing in our AHTS SPVs from elsewhere, if available, which Nord/LB would likely be required to approve.  However, we cannot be certain that additional funds will be available on terms acceptable to us or at all.

Our primary source of funding for our AHTS vessel operations and our debt service obligations is the results of operations of our AHTS vessels.  If the net results of operations are not sufficient due to charter rates below break even, low utilization, unexpected increases in expenses or some combination thereof or other factors, then we would likely first seek debt financing in our AHTS SPVs in the form of additional funding under our line of credit with Nord/LB beyond the amount already agreed to and provided by Nord/LB, or additional financing from elsewhere, which would also likely require the approval of Nord/LB.

If we are unable to negotiate a resolution to the Event of Default with Nord/LB, or if we encounter insufficient net results of operations, and we are unable to secure additional financing for either of these potential scenarios, then ATL Offshore GmbH (“ATL Offshore”), which serves as the general partner of each AHTS SPV and is a member of the Hartmann Group, may decide in its discretion to call in the remaining unfunded share capital in order to meet obligations of the AHTS SPVs pursuant to the AHTS SPV formation documents (“Company Agreements”).  If additional capital were called, we would be required to fund the capital call up to our maximum share of the Capital Commitment (defined below) pursuant to the respective Company Agreements.  If we were unable to fund the capital call from additional limited partner contributions, we would likely seek additional financing sources or equity investors, which could include the sale of debt or equity securities through either our Cayman Partnership or our Cyprus or German subsidiaries.

If our liquidity from operations were insufficient to fund our obligations, and ATL Offshore were to call additional capital, and we were unable to secure the additional funding for the capital called, our fellow limited partner, Reederei Hartmann, could fund our unfunded portion under the Company Agreements for each AHTS SPV to provide the needed liquidity.  In early 2009 as the first of the vessels were being delivered, we entered into an agreement with Reederei Hartmann which set out the terms under which Reederei Hartmann would provide funds to the AHTS SPVs in the event that we had not fulfilled our remaining capital contribution obligation to an AHTS SPV at the time of delivery of its respective vessel (the “Share Transfer Agreement”).  The addendum to the Share Transfer Agreement executed on February 10, 2010 calls for funding by Reederei Hartmann to give rise to a loan from Reederei Hartmann to our German Subsidiary.  There can be no guarantee that Reederei Hartmann or any member of the Hartmann Group will be willing or able to extend additional debt financing on the same terms or at all for the remaining capital contribution obligations.  In the event that Reederei Hartmann is unable or unwilling to fund our unfunded capital to meet the obligations of the AHTS SPVs, ATL Offshore would likely seek to raise capital from other sources, which could dilute our ownership, or ATL Offshore could seek to sell all or partial interest in a vessel or vessels.

Under the Company Agreements, we have committed to contribute capital to these entities totaling $139,156,500 (EUR 105,000,000) (“Capital Commitment”).  This amount reflects an increase in our share capital commitment for the Isle of Usedom SPV from $13,418,663 (EUR 10,125,000) to $37,771,050 (EUR 28,500,000) in order to comply with the terms of the Senior Loan.  Through contributions made to each AHTS SPV, including amounts we borrowed pursuant to the RHKG Loan Agreements and the Hartmann Loan Agreement, we had funded $93,957,144 (EUR 70,895,000) as of December 31, 2010, leaving our remaining capital contribution obligation of $45,199,356 (EUR 34,105,000).  Our limited partners are not subject to additional capital calls under our Second Amended and Restated Agreement of Limited Partnership.

In addition to the operations and debt service obligations of our AHTS SPVs, we have operating expenses in our Cayman partnership and our German and Cyprus subsidiaries.  As a result of the Hartmann Transfer Agreement discussed above, the RHKG Loan Agreements and the Hartmann Loan Agreement have been fully satisfied, therefore, our debt service obligations at our German Subsidiary have been extinguished.

Our sources of liquidity include funds from operations of our AHTS SPVs, to the extent we are able to operate them profitably, if at all.  Our share of any such profits would first be utilized to fund our remaining Capital Commitment obligations.  Additional liquidity may come from proceeds from the continuing private placement of our limited partnership units, and potential funding from sales of additional debt or equity interests in our Cayman partnership or our Cyprus or German subsidiaries.

Outlook for Distributions
Given the Event of Default combined with the terms of the existing financing including the Senior Loan and the Working Capital Facility, as well as the terms of the Hartmann Asia Loan Agreement, our AHTS SPVs are not currently in a position to consider distributions to their respective owners, among them our German Subsidiary.

Beyond these factors, the terms of the Share Transfer Agreement as amended require the German Subsidiary to reserve distributions from the AHTS SPV’s in an escrow account for purposes of funding capital contributions with respect to the other AHTS SPVs until all such SPVs are fully funded.  Therefore, we do not anticipate making distributions in the future until this funding stage is completed.  Our ability to make distributions thereafter will be heavily influenced by the dividend restrictions currently in the Nord/LB Loans and the Hartmann Asia Loan Agreement, and ultimately will depend on day rates achieved and the results of operations of our vessels, which will impact our ability to repay our debt and the amounts available for distribution after those repayments and payment of all expenses.

Critical Accounting Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Our significant accounting policies, which are reviewed by management on a regular basis, are described in Item 8. Financial Statements and Supplementary Data under Note 1. Nature of Partnership’s Business and Summary of Significant Accounting Policies in our Notes to Consolidated Financial Statements.

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

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. Our AHTS SPVs participate in the UOS AHTS Pool under which they pool their Voyage Results, which is their revenue less voyage expenses.  Revenue from charters is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Our pooling arrangement under the UOS AHTS Pool has bearing on our revenues as two of the three vessels owned by FLTC Fund I began to participate in the UOS AHTS Pool during the year ended December 31, 2010.  Our revenue is recorded taking into account potential pool adjustments for the period.  The period in which management estimates revenues have been earned and the extent to which those revenues are deemed collectible, and estimates of any adjustments to revenues, could have a material effect on the net recognized revenue in any given period.

Valuation of Derivative Financial Instruments
We account for derivatives and derivatives classified as hedges in accordance with FASB ASC 815, Derivatives and Hedges.  All our derivative and hedge positions are stated at fair value within current derivative assets, non-current derivative assets, current derivative liabilities or long-term derivative liabilities on our consolidated balance sheet.  Realized and unrealized gains and losses related to our foreign currency exchange contracts not classified as hedges are reported in our consolidated statements of operations in foreign currency transaction gain (loss), while those related to foreign currency exchange contracts designated for hedge accounting are included in foreign currency transaction gain (loss) on the consolidated statement of operations with the effective portion of the fair value gains or losses recorded as part of accumulated other comprehensive income (loss) on the consolidated balance sheet.  The gain or loss related to our interest rate swap contracts, none of which are classified as hedges, is reported in loss on interest rate swaps.

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

Allowance for Doubtful Accounts
We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our charterers to make required payments.  We analyze, review and monitor accounts receivable and the composition of the accounts receivable aging on a quarterly basis.  We estimate the allowance based on any specific charter collection issues identified.

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

In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures- Improving Disclosures about Fair Value Measurements, which amended the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for the Partnership on April 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for the Partnership on April 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. Please see Item 8. Financial Statements and Supplementary Data under Note 8. Fair Value Measurements in our Notes to Consolidated Financial Statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities within ASC 810, Consolidation, which is effective for annual and interim reporting periods beginning after November 15, 2009. The Partnership adopted the new guidance on April 1, 2010. The new guidance replaced the quantitative approach to identify a variable interest entity with a qualitative approach that focuses on an entity’s control and ability to direct the variable interest entity’s activities. The new guidance also requires ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
III to I Maritime Partners Cayman I, L.P. and Subsidiaries

We have audited the accompanying consolidated balance sheets of III to I Maritime Partners Cayman I, L.P. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, cash flows and comprehensive income (loss) for each of the two years then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board of the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of III to I Maritime Partners Cayman I, L.P. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the two years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern.  As disclosed in Note 2 to the financial statements, the Partnership has experienced significant net losses as well as negative cash flows since its inception on October 18, 2006 and is in default of its Senior Loan agreement.  This raises substantial doubt about the Partnership’s ability to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MCGLADREY & PULLEN, LLP
Dallas, Texas
August 31, 2011

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS
Cash	$7,030,642	$18,267,260
Related party receivables	96,463	1,949,363
Due from charterers, net	18,356,906	3,263,009
Other receivables	708,398	28,788
Receivable related to contingent liability	118,789,864	-
Prepaid assets	471,535	214,490
Current derivative assets	472,249	2,773,820
Other current assets	1,979,089	1,142,499
Current assets	147,905,146	27,639,229

Vessels	502,752,373	168,478,062
Vessel construction in progress	-	111,152,161
On board equipment	19,537,809	11,912,779
	522,290,182	291,543,002
Less accumulated depreciation	(25,171,876)	(5,003,164)
Vessels and equipment, net	497,118,306	286,539,838

Investment in unconsolidated entities	2,182,355	2,977,432
Deferred loan fees, net	4,051,340	3,554,818
Derivative assets, net of current portion	-	2,797,433
Long-term related party receivable	1,052,048	-
Other assets	-	207
Total assets	$652,309,195	$323,508,957

LIABILITIES AND EQUITY
Accounts payable and other accrued liabilities	$11,331,358	$15,400,959
Vessel construction installments payable	-	65,019,372
Accrued interest payable	5,061,077	173,608
Due to related party	5,247,603	852,663
Current derivative liabilities	12,120,047	4,522,274
Current portion of long-term debt	440,038,241	17,858,391
Current portion of note payable to related party	457,500	-
Contingent liability related to Nord/LB loans	118,789,864	-
Current liabilities	593,045,690	103,827,267

Long-term derivative liabilities	11,615,111	5,007,963
Notes payable to related party	154,000	477,500
Long-term debt, net of current portion	26,400,000	140,527,679
Total liabilities	631,214,801	249,840,409

Commitments and contingencies

III to I Maritime Partners Cayman I, L.P. partners' (deficit) equity:
General partner (units issued and outstanding:
December 31, 2010 - 9,900, December 31, 2009 - 9,900)	42,795	514,138
Class A limited partners (units issued and outstanding:
December 31, 2010 - 616,135, December 31, 2009 - 612,244)	2,657,026	36,459,320
Class B limited partners (units issued and outstanding:
December 31, 2010 - 84,313, December 31, 2009 - 84,313)	364,461	4,789,036
Class D limited partners (units issued and outstanding:
December 31, 2010 - 2,000, December 31, 2009 - 2,000)	(105,253)	(105,253)
Accumulated other comprehensive (loss) income	(2,211,860)	6,456,857
III to I Maritime Partners Cayman I, L.P. partners' equity	747,169	48,114,098
Non-controlling interest	20,347,225	25,554,450
Total equity	21,094,394	73,668,548

Total liabilities and equity	$652,309,195	$323,508,957

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009

Time charter revenue	$63,525,360	$19,415,498

Operating expenses:
Vessel operating expenses	42,585,940	14,615,540
Depreciation expense	20,586,202	4,869,284
Loss on impairment of deposit on asset acquisition	-	9,874,907
Professional fees	2,408,918	3,151,608
Brokerage and representation fees	-	725,980
Other operating expenses	2,445,609	847,757
Total operating expenses	68,026,669	34,085,076

Operating loss	(4,501,309)	(14,669,578)

Other income (expense):
Other income	109,717	32,632
Impairment of loan receivable from affliliate	(17,465,326)	-
Interest income	387,001	966,446
Gain on extinguishment of debt	5,300,000	-
Interest expense	(19,473,318)	(3,660,121)
Net loss on interest rate swaps	(13,643,935)	(9,272,915)
Foreign currency transaction (loss) gain	(1,137,375)	335,094
Equity in loss of unconsolidated entities	(571,845)	(640,124)
Total other expense	(46,495,081)	(12,238,988)

Net loss	(50,996,390)	(26,908,566)
Net loss attributable to the non-controlling interest	12,762,391	2,675,378
Net loss attributable to III to I Maritime Partners Cayman I, L.P.	(38,233,999)	(24,233,188)
Less general partner interest in net loss	(459,409)	(348,831)
Limited partner interest in net loss	$(37,774,590)	$(23,884,357)

Net loss per general partner unit:
Basic and diluted	$(46.40)	$(35.23)
Weighted average general partner units outstanding	9,900	9,900

Net loss per Class A limited partner unit:
Basic and diluted	$(54.42)	$(35.23)
Weighted average Class A limited partner units outstanding	614,667	592,044

Net loss per Class B limited partner unit:
Basic and diluted	$(51.27)	$(35.23)
Weighted average Class B limited partner units outstanding	84,313	84,313

Net loss per Class D limited partner unit:
Basic and diluted	$-	$(35.23)
Weighted average Class D limited partner units outstanding	2,000	1,507

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY

	Partners' Equity (Deficit)				Accumulated Other Comprehensive Income (Loss)
					Foreign	Foreign
		Class A	Class B	Class D	currency	currency
	General	Limited	Limited	Limited	exchange	translation	Non-controlling
	Partner	Partners	Partners	Partners	contracts	adjustment	Interest	Total
Balance at January 1, 2009	$942,557	$53,153,690	$8,026,114	$-	$-	$123,166	$19,170,127	$81,415,654

Contributions, net of syndication costs	(31,274)	3,706,146	(266,330)	(3,846)	-	-	8,166,398	11,571,094

Payment on receivable from partners	-	460,000	-	-	-	-	-	460,000

Distributions	-	-	-	-	-	-	(689,986)	(689,986)

Transfer of non-controlling interest in Cyprus Subsidiary	(48,314)	-	-	(48,314)	-	-	96,628	-

Net loss	(348,831)	(20,860,516)	(2,970,748)	(53,093)	-	-	(2,675,378)	(26,908,566)

Forward currency exchange contracts	-	-	-	-	3,824,423	-	1,274,808	5,099,231

Foreign currency translation adjustment	-	-	-	-	-	2,509,268	211,853	2,721,121

Balance at December 31, 2009	514,138	36,459,320	4,789,036	(105,253)	3,824,423	2,632,434	25,554,450	73,668,548

Contributions, net of syndication costs	(11,934)	(350,651)	(101,628)	-	-	-	10,514,036	10,049,823

Net loss	(459,409)	(33,451,643)	(4,322,947)	-	-	-	(12,762,391)	(50,996,390)

Forward currency exchange contracts, net of tax	-	-	-	-	(4,116,583)	-	(1,372,194)	(5,488,777)

Foreign currency translation adjustment	-	-	-	-	-	(4,552,134)	(1,586,676)	(6,138,810)

Balance at December 31, 2010	$42,795	$2,657,026	$364,461	$(105,253)	$(292,160)	$(1,919,700)	$20,347,225	$21,094,394

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009

Operating activities:
Net loss	$(50,996,390)	$(26,908,566)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,586,202	4,869,284
Amortization of deferred loan fees	510,666	50,645
Foreign currency transaction (gain) loss	(930,071)	1,788,739
Net (gain) loss on forward currency exchange contracts	507,981	(2,152,897)
Net loss on interest rate swaps	13,643,935	9,272,915
Allowance for due from charterers	572,914	-
Allowance for note receivable due from FLTC Fund I	17,465,326	-
Gain on extinguishment of debt	(5,300,000)	-
Equity in loss of unconsolidated entities	571,845	640,124
Loss on impairment of deposit on asset acquisition	-	9,874,907
Payment of interest on Berenberg Facility	-	(5,401,173)
Changes in assets and liabilities:
Due from charterers	(15,911,560)	(3,263,009)
Other receivables	(681,780)	171,992
Prepaid and other assets	(1,194,921)	(757,426)
Accounts payable and accrued liabilities	153,293	9,310,633
Accrued interest payable	4,896,079	(153,968)
Net cash used in operating activities	(16,106,481)	(2,657,800)

Investing activities:
Net related party receivable	799,153	(147,364)
Receivable due from FLTC Fund I to finance ships	(17,465,326)	-
Advances for vessel acquisitions	(304,312,577)	(132,886,069)
Purchase of on board equipment	(8,522,664)	(11,087,942)
Decrease in restricted cash	-	55,967,374
Net cash used in investing activities	(329,501,414)	(88,154,001)

Financing activities:
Proceeds from Berenberg Facility	-	2,655,082
Repayments on Berenberg Facility	-	(54,451,067)
Proceeds from Nord/LB Sr. Loan	278,690,710	150,700,745
Repayments on Nord/LB Sr. Loan	(25,159,579)	(5,232,663)
Proceeds from borrowing on Nord/LB Credit Facility	3,096,563	-
Net proceeds from borrowing on Nord/LB Working Capital Facility	9,939,750	-
Proceeds from RHKG Loan Agreements	23,146,364	7,617,990
Proceeds from Hartmann Loans	8,773,486	-
Net proceeds from borrowing on Asia Hartmann Loans	26,400,000	-
Deferred loan fees	(1,274,046)	(9,527)
Proceeds from related party note payable	154,000	-
Repayment of related party note payable	(20,000)	(11,327,751)
Net accounts payable to related party	2,139,913	(9,991)
Contributions from partners	389,100	6,229,772
Unaccepted equity contributions	-	(314,500)
Syndication costs	(1,966,064)	-
Contributions from non-controlling interests	10,798,474	8,963,135
Distributions to non-controlling interests	-	(689,986)
Net cash provided by financing activities	335,108,671	104,131,239

Effect of exchange rate changes on cash	(737,394)	2,725,626

Net (decrease) increase in cash	(11,236,618)	16,045,064
Cash, beginning of period	18,267,260	2,222,196
Cash, end of period	$7,030,642	$18,267,260

Non-cash financing and investing activities:
Vessel construction installments financed through accounts payable	$-	$65,019,372
Deposits on asset acquisition financed through assumption of payable	$-	$5,300,000
Construction in progress reclassed to delivered vessels	$102,776,780	$41,350,062
Syndication costs financed through accounts payable	$1,137,751	$2,847,312
FLTC Fund I contingent receivable and Nord/LB loan added to balance sheet due to cross collateralization	$118,789,864	$-

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2010	2009

Net loss	$(50,996,390)	$(26,908,566)

Forward currency exchange contracts	(5,488,777)	5,099,231

Foreign currency translation adjustment	(6,138,810)	2,721,121

Comprehensive loss	(62,623,977)	(19,088,214)

Comprehensive loss attributable to non-controlling interest	15,721,261	1,188,717

Comprehensive loss attributable to III to I Maritime Partners Cayman I, L.P. and Subsidiaries	$(46,902,716)	$(17,899,497)

See Notes to Consolidated Financial Statements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the accounts of the Partnership and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Nature of the Business

Cayman I, a Cayman Islands limited partnership, was formed October 18, 2006.  Cayman I and its consolidated subsidiaries were formed for the primary purpose of acquiring, managing and operating maritime vessels.  Our primary focus is on anchor-handling tug supply (“AHTS”) vessels, but we also purchased a non-controlling interest in two multipurpose bulk carrier vessels (“mini-bulkers”).  We are also authorized to engage in other activities if III to I International Maritime Solutions Cayman Inc., a Cayman Islands corporation (“General Partner”), believes such activities will benefit our core business of shipping operations.  We are authorized to issue Class A, Class B, Class C and Class D limited partner units as well as general partner units.  To date we have issued Class A, Class B and Class D limited partner units and general partner units.  As of December 31, 2010, delivery of our nine AHTS vessels has occurred from the shipyard, Fincantieri Cantieri Navali Italiani SpA (“Fincantieri”) in Italy.

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

In accordance with FASB ASC 810, Consolidation - Non-controlling Interest in a Subsidiary, we treated the acquisition of the non-controlling interest in our Cyprus Subsidiary as an equity transaction, and recorded a decrease in the equity of the Class D unitholders and of the general partner equal to the negative carrying value of the non-controlling interest attributable to the acquired interests effective April 1, 2009.

Suresh Capital Maritime Partners Germany GmbH (“German Subsidiary”), a German limited liability company and a wholly owned subsidiary of the Cyprus Subsidiary, was formed for the purpose of acquiring, managing and operating our maritime vessels.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

In May 2007, we acquired a 75% limited partnership interest in 12 special purpose entities (“SPV”), each an (“AHTS SPV”), each a Kommanditgesellschaft (“KG”), German limited partnerships, in order to secure a position in 12 AHTS vessels (the “Fleet”) available from the Fincantieri Shipyards in Italy with expected deliveries through 2010.  The remaining 25% of each AHTS SPV is owned by Reederei Hartmann GmbH & Co. KG (“Reederei Hartmann”), a Hartmann Group company, and affiliates of Reederei Hartmann.  Additionally, Hartmann Offshore GmbH & Co. KG (“Hartmann Offshore”), a Hartmann Group company, was retained to provide management services for our AHTS vessels.  Each AHTS SPV holds a vessel that was acquired through a shipbuilding contract for one such AHTS vessel which is currently operated through the respective AHTS SPV.  Each AHTS SPV was formed for the purpose of acquiring, managing and operating a single maritime vessel.  In December 2007 and January 2008, we sold our interest in three of the AHTS SPVs to our affiliate, FLTC Fund I.

During 2007, we also acquired a 49% interest in two additional SPVs, each of which acquired and operates one mini-bulker.  The operations of each mini-bulker are managed by Reederei Hesse GmbH & Co. KG (“Reederei Hesse”) with the remaining 51% ownership held by affiliates of the manager and the Hartmann Group.  See Note 3.  Maritime Vessels for additional information.

Profits and losses are allocated in accordance with the Second Amended and Restated Agreement of Limited Partnership (“Partnership Agreement”), using the hypothetical liquidation at book value method.  Distributions, based on available cash flows, are made to the beneficial owners in accordance with the Partnership Agreement.  The Partnership Agreement entitles our general partner to a portion of all amounts which would otherwise be distributable to our Class A limited partners from distributions of cash flow provided by operations (but not from distributions of capital proceeds), which portion is equal to (i) ten percent until the limited partners have received returns up to the amount of their capital contributions, (ii) twenty percent until the limited partners have received returns equal to their capital contributions and (iii) thirty percent thereafter.  Distributions to our Class B and Class D limited partners are not subject to this provision, and our Class D limited partners retained the rights they held prior to the reorganization discussed above with respect to distributions from our Cyprus Subsidiary.  These rights entitle the Class D limited partner to a portion of the distributions in excess of the eight percent preferential return from our Cyprus Subsidiary to Cayman I, if such excess distributions exist.

Our ownership was as follows:

	General Partner		Class A Limited Partners		Class B Limited Partners		Class D Limited Partners
	Units	Ownership Interest	Units	Ownership Interest	Units	Ownership Interest	Units	Ownership Interest	Total Units

October 18, 2006	-	0.00%	-	0.00%	-	0.00%	-	0.00%	-
Additions	9,750	6.94	121,065	86.12	9,763	6.94	-	0.00	140,578
December 31, 2006	9,750	6.94	121,065	86.12	9,763	6.94	-	0.00	140,578
Additions	150	0.04	308,265	87.56	43,650	12.40	-	0.00	352,065
December 31, 2007	9,900	2.01	429,330	87.15	53,413	10.84	-	0.00	492,643
Additions	-	0.00	127,395	80.48	30,900	19.52	-	0.00	158,295
December 31, 2008	9,900	1.52	556,725	85.53	84,313	12.95	-	0.00	650,938
Additions	-	0.00	55,519	96.52	-	0.00	2,000	3.48	57,519
December 31, 2009	9,900	1.40%	612,244	86.42%	84,313	11.90%	2,000	0.28%	708,457
Additions	-	0.00	3,891	100.00	-	0.00	-	0.00	3,891
December 31, 2010	9,900	1.39%	616,135	86.49%	84,313	11.84%	2,000	0.28%	712,348

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

DECEMBER 31, 2010

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

Use of Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Concentrations of Credit Risk
We maintain deposit accounts with U.S. financial institutions that, at times, exceed the federally insured limits and with foreign financial institutions.  Management believes the financial strength of the U.S. and foreign financial institutions minimizes the credit risk related to our deposits.  We have not experienced any losses from this credit risk.

Cash
Our cash balance will from time to time include amounts which may be subject to the conditions under the agreement with Norddeutsche Landesbank Girozentrale (“Nord/LB”) for the senior loan facility (“Senior Loan”).  The Nord/LB Senior Loan conditions for each AHTS SPV prohibit us from making distributions unless payment of any AHTS vessels’ operating costs and all amounts due and payable under the Senior Loan are secured for a 12 month period via either cash reserves or charter coverage.

Due from Charterers
Customer obligations due under normal trade terms are recorded as due from charterers.  An allowance for doubtful accounts would represent our estimate of the amount of probable credit losses existing in our due from charterers.  We have a limited number of customers with individually large amounts due at any given date.  Any unanticipated change in any one of these customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.  We regularly review all amounts due from charterers for collectability and establish an allowance as necessary for individual customer balances.  As of December 31, 2010, we had $571,792 (EUR 431,444) recorded as an allowance for doubtful accounts for due from charterers.  As of December 31, 2009, we had recorded no allowance for doubtful accounts.

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

Vessels and Equipment
Vessels and equipment are stated at cost less accumulated depreciation.  Vessel costs include acquisition costs directly attributable to the vessel and expenditures made to prepare the vessel for its initial voyage.  On board equipment represents all the equipment required to operate a vessel.  Vessels, net of salvage value, and on board equipment are depreciated on a straight-line basis over their estimated useful lives, which have been determined to be 20 years and 10 years, respectively, from the initial delivery date from the shipyard.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

Impairment of Long-Lived Assets
We assess long-lived assets for recoverability in accordance with FASB ASC 360, Property, Plant and Equipment, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of assets is measured by comparing the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.  These evaluations for impairment are significantly impacted by estimates of revenues, costs, expenses and other factors.  If these assets are considered to be impaired, the impairment to be recognized is calculated as the excess of the asset’s carrying value over its estimated fair value.  As of December 31, 2009, we evaluated our intentions with respect to the chemical tanker and determined that the asset was impaired.  We therefore recorded an impairment to the deposit on asset acquisition on our balance sheet to reduce the carrying value of this asset to zero in December 2009.  Due to the factors discussed in Note 2. Going Concern, our long-lived assets, the AHTS vessels, were reviewed for impairment as of December 31, 2010 and no indication of impairment was noted.

Deferred Loan Fees
Costs incurred in connection with the issuance of debt have been capitalized and are being amortized on an effective interest basis to interest expense over the life of the related debt agreements.  Deferred loan fees at December 31, 2010 and December 31, 2009 amounted to $4,051,340 and $3,554,818, respectively, net of accumulated amortization of $568,365 and $63,482, respectively.

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

Syndication Costs
Syndication costs are costs or fees incurred for financial services including, but not limited to, the procurement of equity at any level within Cayman I.  Such costs are netted against non-controlling interest and partners’ equity in proportion to the ownership of each class of partner.  See Note 7. Related Party Transactions for additional information.

Revenue Recognition
Our revenue is earned primarily from time chartering of vessels to charterers based upon daily rates of hire. A time charter is a lease arrangement under which we provide a vessel to a charterer and we are responsible for all crewing, insurance and other operating expenses.  Time charters may be long term charters for three or four months to several years, or short-term charters, typically called “spot charters” measured in days or weeks.  Our AHTS SPVs participate in a pool arrangement (“UOS AHTS Pool”) with three AHTS SPVs owned by FLTC Fund I under which they pool their revenue less voyage expenses (“Voyage Results”).  Revenue is allocated primarily based on each vessel’s pool days, which is a measure of the vessel’s utilization.  Pool days are defined as days in the given quarter less idle days in excess of 30 days for the year.  Idle days are days when a vessel is not earning charter revenue.  Each vessel’s pool points, which is based on the comparability of the capability and the condition of each vessel, is also factored into the calculation.  To date, all of the vessels have been awarded equal pool points except the UOS Atlantis, which does not have the latest dynamic positioning capability as it was the earliest vessel delivered.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Revenue from charters is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Revenue from mobilization fees is recognized ratably over the term of the charter, net of fuel cost incurred in relocating the vessel to the charter location.  Our pooling arrangement under the UOS AHTS Pool did not have any bearing on our revenue until the vessels owned by FLTC Fund I began to participate in the UOS AHTS Pool.  The first two of FLTC Fund I’s vessels were delivered September 21, 2010 and October 12, 2010, respectively, and began to participate in the UOS AHTS Pool in the fourth quarter 2010.  The remaining vessel of FLTC Fund I, which was delivered October 27th, will begin to participate in the pool during the first quarter 2011 due to it not having entered into a charter until 2011.

Two customers represented 58.02% of our revenue for the year ended December 31, 2010.  During the year ended December 31, 2009, two customers represented 96.35% of our revenue.  Amounts due from these customers represented 52.17% and 76.9% of our amounts due from charterers at December 31, 2010 and December 31, 2009, respectively.

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

During the years ended December 31, 2010 and 2009, we incurred a foreign currency transaction gain (loss) of ($1,137,375) and $335,094, respectively.  These amounts include the effect of changes in the valuation of the forward currency exchange contracts as well as translation of certain cash deposit balances held in EUR to USD at the reporting dates.

Included in accumulated other comprehensive income (loss) at December 31, 2010 and 2009 are the cumulative changes in foreign currency translation adjustments representing a gain (loss) of ($1,919,700) and $2,632,434, respectively, which resulted from the translation of our financial statements from the functional currency of EUR to the reporting currency of USD.

We exclude foreign currency transaction gains and losses resulting from intercompany foreign currency transactions that are long-term in nature from the determination of net income (loss).

Income Taxes
We are not subject to U.S. federal or state income taxes.  Our taxable income and losses are reported on the income tax returns of the respective partners and non-controlling interests.  Based on the current structure and activity of the Cyprus Subsidiary and on current tax laws in Cyprus, the Cyprus Subsidiary is subject to income tax in Cyprus to the extent it has income of its own, which to date it does not.  The German Subsidiary is treated as a German corporation for tax purposes and is subject to German corporate income taxes.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

German income taxes are accounted for under FASB ASC 740, Income Taxes, which requires an assets and liabilities approach to financial accounting and reporting for deferred income taxes.  Deferred income taxes and liabilities are computed for differences between financial statement and tax bases of assets and liabilities that result in taxable or deductible amounts in the future based on enacted laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances may be established to reduce deferred taxes to the amount expected to be realized.  As of December 31, 2010 and 2009, we had $4,947,776 and $818,138 in deferred tax assets due to losses in our German Subsidiary, against which a valuation allowance of $4,947,776 and $818,138 was recorded, respectively.

Our Cyprus Subsidiary is a pass-through entity, and therefore we do not expect income tax liabilities to be incurred at this level.  We are subject to foreign income taxes in our German Subsidiary.  Accordingly, all tax years since inception are still subject to audit by the taxing authorities in those jurisdictions.  Five of our AHTS SPVs are subject to the tonnage tax regime in Germany, which results in those AHTS SPVs being taxed on income determined based on the net tonnage of the AHTS vessels rather than the income generated in the AHTS SPVs.  Four of our AHTS SPVs are subject to regular taxation in Germany, which results in those AHTS SPVs being taxed on taxable income determined under German regular taxation.  The AHTS SPVs are subject to municipal trade tax in Germany.  For those AHTS SPVs which are taxed under German regular taxation, the municipal trade tax carries an effective rate of 2.45% due to an exemption under the trade tax for 80% of income derived from international shipping operations.  Those AHTS SPVs which elected to be taxed under the German tonnage tax regime do not qualify for the reduction, and therefore the municipal trade tax carries an effective rate of 12.25%.   In addition to the trade tax, our German Subsidiary is subject to corporate income taxation on its share of the pass-through income or loss from the AHTS SPVs, whether such income is determined under the tonnage tax or regular taxation.  The effective German corporate tax rate is 15.825%, which is a combination of the corporate income tax rate and the solidarity tax, which is 5.5% thereon.

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

In January 2010, the FASB issued an update to ASC 820, Fair Value Measurements and Disclosures- Improving Disclosures about Fair Value Measurements, which amended the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us on January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us on January 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. Please see Note 8. Fair Value Measurements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

In June 2009, the FASB issued guidance on the consolidation of variable interest entities within ASC 810, Consolidation, which is effective for annual and interim reporting periods beginning after November 15, 2009. We adopted the new guidance on January 1, 2010. The new guidance replaced the quantitative approach to identify a variable interest entity with a qualitative approach that focuses on an entity’s control and ability to direct the variable interest entity’s activities. The new guidance also requires ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows and did not result in any new entities being consolidated or de-consolidation of prior subsidiaries.

2.      Going Concern

We have prepared our consolidated financial statements on the assumption that we will continue as a going concern.  As shown in the consolidated financial statements, the Partnership has experienced significant net losses as well as negative cash flows from operations since its inception on October 18, 2006, which negatively impacted liquidity.  During 2010, six vessels were delivered to our AHTS SPVs and three vessels were delivered to AHTS SPVs of FLTC Fund I.  These delivered vessels did not immediately enter into charters, and some of these vessels were employed at charter rates below break-even to gain entry into certain markets.  We incurred substantial debt in meeting these delivery and operating obligations.  In addition, during the fourth quarter 2010, the final vessel in the Fleet was delivered to an AHTS SPV owned by FLTC Fund I.  Related to this delivery, we loaned FLTC Fund I approximately $17,465,000 to achieve an equitable distribution of the proceeds available under the Senior Loan among all twelve AHTS SPVs given the 75% of net vessel investment cost limitation on the total proceeds available under the Senior Loan.

During March 2011, we failed to make certain quarterly payments due under our Senior Loan with Nord/LB, through which we financed our AHTS vessel acquisitions.  This event was preceded by the political and financial unrest in Egypt, which exacerbated the already tight liquidity related to the issues encountered in 2010 discussed above.  The situation in Egypt resulted in delayed charter payments to three of our AHTS SPVs which are engaged in charters with companies with substantial ties to Egypt.  In addition, one of the AHTS SPVs owned by FLTC Fund I is also chartered to a company with ties to Egypt.  The failure to make these quarterly payments constitutes an event of default under the Senior Loan (“Event of Default”).  In addition to our Senior Loan with Nord/LB, we entered into the Working Capital Facility, collectively with the Senior Loan, the (“Nord/LB Loans”).  Under the Senior Loan, due to the Event of Default and the cross-default provision in the Working Capital Facility, Nord/LB has the right to declare the entire amount of the Nord/LB Loans to be immediately due and payable by written notice to us, therefore, our obligations under the Nord/LB Loans are included in current liabilities, and include both the portion of the Nord/LB Loans drawn by our AHTS SPVs and the portion drawn by the AHTS SPVs of our affiliate, FLTC Fund I, since all the AHTS SPVs are jointly and severally liable under the terms of the Nord/LB Loans.  We have also recorded a receivable from FLTC Fund I related to this contingent liability.  See Note 5. Debt for more details.  As of the date of issuance of these financial statements, Nord/LB has not notified us of any intent to accelerate the amounts outstanding under the Nord/LB Loans.

As a result, we are working to restructure our debt obligations.  In this regard, we are negotiating with Nord/LB to defer some principal payments under the Nord/LB Loans or otherwise resolve the Event of Default.  The Senior Loan includes complex terms and guarantees by SACE of Roma, Italy, which is the Italian export credit and reinsurance agency (“SACE”), which have added complexity to the discussions, lengthening the process.  There can be no assurances that Nord/LB will ultimately agree to any such deferrals on terms that are acceptable to us or at all, or that we will be able to resolve our liquidity concerns to enable us to repay these overdue payments.  Although Nord/LB has not informed us that it intends to do so, in the event Nord/LB were to accelerate all of the outstanding indebtedness under the Nord/LB Loans, we would be unable to repay such amounts and would, as a result, be subject to the remedies available to Nord/LB under the agreements, which include among other remedies the right to foreclose on the vessels pursuant to the mortgages on the vessels entered into in connection with the Nord/LB Loans.  Due to the co-borrowing terms under the Nord/LB Loans, the potential liability includes that related to the AHTS SPVs owned by our affiliate, FLTC Fund I.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

In addition to our efforts to restructure our debt obligations with Nord/LB, effective July 1, 2011, we entered into a transfer agreement (the “Hartmann Transfer Agreement”) at our German Subsidiary through which loans payable at our German Subsidiary were satisfied via the transfer of interests in certain of our AHTS SPVs.   Please see Note 12. Subsequent Events for more information on this transaction.

In addition to working toward resolving the Event of Default and the related cash flow issues which led to it, we are pursuing alternative sources of liquidity through the issuance of debt or equity securities, to ensure that we are able to provide for operations and service the debt obligations of our AHTS SPVs, address our remaining capital contribution obligations of our German Subsidiary, and to address liquidity issues at Cayman I related to the ongoing expenses of managing our activities, including the legal, accounting, and regulatory compliance requirements.  As of December 31, 2010, we have accrued fees related to our agreement with Dental Community Management, Inc. (“DCMI”), who performs administrative and professional services related to our accounting and regulatory issues (“Services Agreement”) totaling approximately $949,500, and other payables totaling $686,500.  We may also seek to sell additional AHTS vessels, or enter into sale-leaseback or other equivalent transactions to raise liquidity.  However, there can be no assurances that we will be able to raise any such additional funds or sell any additional vessels on terms acceptable to us or at all.

Our liquidity issues at our AHTS SPVs raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

3.      Maritime Vessels

As of December 31, 2010, the construction and delivery of all nine AHTS vessels which we committed to purchase was complete.  The cost of each AHTS vessel ranged from $53,489,609 (EUR 40,360,378) to $62,559,582 (EUR 47,204,091) for a total acquisition cost of $522,233,472 (EUR 394,049,251).  Under the contracts, installments were due upon certain milestones being met during the construction.  Approximately 30% of the total construction costs required deposits, some of which were funded with equity while others were funded through draws on our former credit facility with Berenberg Bank, loans from Reederei Hartmann and its affiliates, and our Senior Loan.  Amounts drawn on our Senior Loan required either that each AHTS SPV be fully funded based on the capital as called for in the AHTS SPV company agreements, or guaranteed pursuant to a guarantee acceptable to Nord/LB.  A guarantee from Reederei Hartmann, the primary non-controlling interest holder in our AHTS SPVs and the 25% owner of the three AHTS SPVs of FLTC Fund I in the amount of $45,932,786 (EUR 32,046,875) (the “Hartmann Guarantee”) was outstanding at December 31, 2009.  There is no outstanding amount under the Hartmann Guarantee at December 31, 2010.  As of December 31, 2010 and December 31, 2009, we incurred $522,290,182 and $291,543,002, respectively, in connection with the acquisition of the AHTS vessels and on board equipment.

In addition to our AHTS vessels and our interests in the mini-bulkers, we entered into an agreement related to the potential acquisition of a chemical tanker, which would have been owned by Kronos Shipping I, Ltd. (“Kronos”).  In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of similar vessels, we recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 to reduce the carrying value of this asset, resulting in the recognition of a loss on impairment of $9,874,907.  On April 9, 2010, we abandoned our option to acquire the tanker, and under the terms of the Amended Memorandum of Agreement (“MOA”), we became subject to $3,000,000 in liquidated damages and the principal balance of $5,300,000 due under the facility was extinguished, and we therefore recognized a gain on the extinguishment of debt of $5,300,000.  The result is a net loss between these two events of approximately $4,574,907, which in the end represents liquidating damages of $3,000,000, plus the loss of our capitalized costs approximating $1,574,907.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

The following presents summarized financial information for the unconsolidated entities, in dollars:

	December 31,	December 31,
	2010	2009
	Unaudited	Unaudited

Assets	$22,846,707	$24,901,430

Liabilities	$18,313,606	$18,722,777
Equity	4,533,101	6,178,653
Total liabilities and equity	$22,846,707	$24,901,430

	Years Ended December 31,
	2010	2009
	Unaudited	Unaudited

For the Period
Revenue	$8,029,280	$6,897,672
Expenses	(9,196,310)	(8,204,048)
Net loss	$(1,167,030)	$(1,306,376)

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

5.      Debt

	December 31,	December 31,
	2010	2009

RHKG Loan Agreements *	$30,190,334	$7,617,990
Hartmann Loan Agreement	8,773,486	-
Hartmann Asia Agreement	26,400,000	-
Nord/LB Facility *	391,134,671	145,468,080
Nord/LB Working Capital Facility *	9,939,750	-
Schulte Group Facility	-	5,300,000
Total debt	466,438,241	158,386,070
Current portion of long-term debt	(440,038,241)	(17,858,391)
Total debt classified as long-term	$26,400,000	$140,527,679

*  Please see Note 2. Going Concern for disclosures regarding the reclassification of certain long-term debt to current liabilities related to the Event of Default and our current liquidity concerns.

German Subsidiary Loans
RHKG Loan Agreements
In February and March 2010, our German Subsidiary entered into the RHKG Loan Agreements.  Each of the individual agreements is separately related to a corresponding AHTS SPV, and provides for loans equal to the remaining amount of capital outstanding from our German Subsidiary to the AHTS SPV to which the agreement relates.  The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV results in our satisfying the capital contribution in the full amount called for under the company agreement of the respective AHTS SPVs.

The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability was the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.  The original proceeds are stated below:

	AHTS SPV
	Associated with
Borrower	Loan	Date of Loan	EUR	Rate	USD
SCMP GmbH	Isle of Baltrum	October 2, 2009	5,315,000	1.45860	$7,752,459
SCMP GmbH	Isle of Langeoog	February 10, 2010	5,350,000	1.37180	7,339,130
SCMP GmbH	Isle of Amrum	March 5, 2010	6,050,000	1.36300	8,246,150
SCMP GmbH	Isle of Wangerooge	March 5, 2010	6,065,000	1.36300	8,266,595
			22,780,000		$31,604,334

Each of the four RHKG Loan Agreements in place as of December 31, 2010 matures 5 years from the date of signing, with maturity dates therefore falling between January and March 2015 for the agreements currently in place.  Principal is due at maturity and interest is due quarterly.  Please see Note 2. Going Concern, and Note 12. Subsequent Events for additional disclosures regarding the settlement of these loans.  The agreements each call for interest to be calculated at 6% per annum, due annually at each anniversary date of signing.  There is no penalty for pre-payment of all or any portion of the loans prior to the end of the respective loan periods.  The terms of the agreements include the granting of a security interest in our interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

In connection with each of the loans from Reederei Hartmann with respect Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, RHKG obtained the funds for their loan to our German Subsidiary pursuant to a loan on nearly identical terms from Fincantieri, the shipyard constructing the vessels.

At December 31, 2010 and 2009, $30,190,334 (EUR 22,780,000) and $7,617,990 (EUR 5,315,000), respectively, was outstanding under the RHKG Loan Agreements.  During the years ended December 31, 2010 and 2009, we incurred interest expense of $1,623,901 (EUR 1,222,909) and $111,184 (EUR 79,725), respectively, related to the RHKG Loan Agreements.  Accrued interest of $1,726,381 (EUR 1,302,634) and $114,270 (EUR 79,725), respectively, was outstanding at December 31, 2010 and 2009.

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

These capital contributions allowed us to draw on the Senior Loan , and as a result, the vessels UOS Liberty and UOS Freedom were delivered on June 23 and June 29, 2010, respectively, to our AHTS SPVs Isle of Usedom and Isle of Neuwerk, and the vessel UOS Enterprise was delivered to our AHTS SPV Isle of Sylt on July 2, 2010.

The Hartmann Loan Agreement matures 5 years from the date of signing.  The agreement calls for principal due at maturity and interest to be calculated at 6% per annum, due annually based on the anniversary of the date of signing.  There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period.  The terms of the agreement include the granting of a security interest in our ownership interest in the corresponding AHTS SPVs, and in the dividends from the AHTS SPVs arising from the pro-rata percentage of the loan amount as compared to our total share capital.

We are subject to various warranties, representations, and covenants under the Hartmann Loan Agreement, such as limitations on our entering into asset dispositions or restructuring arrangements unreasonably detrimental to Capt. Hartmann’s security interest in the AHTS SPVs, and the reserving of distributions received from an involved AHTS SPV for repayment of the Hartmann Loan Agreement.  Please see Note 2. Going Concern, and Note 12. Subsequent Events for additional disclosures regarding the settlement of this loan.

At December 31, 2010, $8,773,486 (EUR 6,620,000) was outstanding under the Hartmann Loan Agreement.  During the year ended December 31, 2010, we incurred interest expense of $287,162 (EUR 216,253).  Accrued interest of $286,600 (EUR 216,253) was outstanding at December 31, 2010.

AHTS SPV Loans

Hartmann Asia Loan Agreement
On August 31, 2010, our AHTS SPV Isle of Usedom entered into a loan with Hartmann Asia Holding PTE, Ltd. (“Hartmann Asia”), a member of the Hartmann Group and an affiliate of the non-controlling interest holders of our AHTS SPVs, (the “Hartmann Asia Loan Agreement”).  Pursuant to the Hartmann Asia Loan Agreement, Hartmann Asia loaned a total of $6,000,000 to Usedom.  Related to the Hartmann Asia Loan Agreement, an inter-creditor agreement was also entered into between our AHTS SPV Isle of Usedom, Hartmann Asia, and Nord/LB on August 31, 2010, confirming the Hartmann Asia Loan Agreement as subordinate to the Senior Loan.  On September 28, 2010, Addendum No. 1 to the Hartmann Asia Loan Agreement was entered into, which increased the loan by $3,400,000, to a total of $9,400,000.  Addendum No. 2 to the Hartmann Asia Loan Agreement was entered into on October 25, 2010, and increases the amount to be loaned under the Hartmann Asia Loan Agreement to $26,400,000, providing an additional $17,000,000 in funds and extends the maturity date to January 1, 2013.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The loan proceeds funded operating activities, including interest and redemption payments to Nord/LB, of the AHTS SPV Isle of Usedom, as well as providing funds for similar purposes to the other either AHTS SPVs via loans between the AHTS SPVs.  The agreement calls for interest to be calculated at 6% per annum.  There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period.  See Note 12. Subsequent Events for more information.  Repayment of the loan and accrued interest is due on January 1, 2013, and there is no penalty for prepayment.

During the year ended December 31, 2010, we incurred interest expense of $384,311 (EUR 289,413).  Accrued interest of $383,559 (EUR 289,413) was outstanding at December 31, 2010.

Nord/LB Facility
On December 19, 2008, we entered into a $557,381,421 (EUR 420,570,000) Senior Loan with Nord/LB as administrative agent, with a term of 12 years from the delivery of each AHTS vessel.  The proceeds from the loan were initially to be used to fund preconstruction costs (“Pre-Delivery Facility”), outstanding balances due to the shipyard at delivery and working capital requirements of each AHTS SPV.

Payments are due quarterly under the Senior Loan, with interest for the applicable period, and the interest rate is adjusted quarterly.  A post-delivery credit facility (“Revolving Credit Facility”) in the amount of $111,476,284 (EUR 84,114,000) can also be used to extend the Senior Loan from 12 to 15 years, which is accomplished through draws under the Revolving Credit Facility on a quarterly basis which provide funds equal to the difference between a 12 year and a 15 year principal repayment schedule.  However, in no case can the total amount outstanding under the Senior Loan be in excess of 75% of the aggregate investment costs of all vessels, which is defined to include the construction price, building supervision, financing, initial equipment and other costs, of all the vessels covered by the Senior Loan.  Additionally, the Senior Loan conditions require, among other things, that amounts sufficient to cover operating costs and all amounts due and payable under the Senior Loan for a one year period be secured by each AHTS SPV before any dividends can be considered.

The Senior Loan is a fleet financing arrangement which covers all our AHTS vessels plus the three AHTS vessels purchased by FLTC Fund I.  The Fleet vessels serve individually and collectively as the collateral for the Senior Loan, and the AHTS SPVs have joint and several liability.  In connection with the Senior Loan, a commitment fee of 0.20% to 0.45% is due semi-annually in arrears as determined by our bank internal rating class based on the unused Senior Loan balance and the elapsed days within the year.  An agency fee of $13,253 (EUR 10,000) per vessel was due each year payable at the end of each quarter until the delivery of the applicable vessel.  After the delivery of the applicable AHTS vessel, the agency fee, payable quarterly, is $6,627 (EUR 5,000) per year per vessel until the Senior Loan is paid in full.  There is also a financial guarantee for up to 70% of the loan balance issued SACE.

Interest on the borrowings is based upon the EURIBOR, the Euro Interbank Offered Rate.  For the portion of the Senior Loan not guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum plus a fixed funds cost to be determined prior to each drawdown.  For the portion of the Senior Loan that is guaranteed by SACE, the applicable interest rate is EURIBOR plus 1.375% per annum.  With respect to the Revolving Credit Facility, the applicable interest rate is (i) EURIBOR plus 1.600% per annum or (ii) the lenders’ funding costs, as conclusively to be agreed and determined by the lenders, plus 1.600% per annum.  Upon the fifth anniversary of the Senior Loan, each interest rate will be subject to renegotiation.  Interest incurred before the delivery of each AHTS vessel was rolled into the loan balance of the corresponding tranche of the Senior Loan until vessel delivery up to a maximum of $1,325,300 (EUR 1,000,000).  If interest incurred exceeds $1,325,300 (EUR 1,000,000), the excess interest is due at each interest payment date which is every three months.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

On January 31, 2009, in order to comply with the conditions of the Senior Loan, we passed a Resolution increasing the total share capital of one of our AHTS SPVs, Isle of Usedom, from $17,378,550 (EUR 13,500,000) to $48,917,400 (EUR 38,000,000) based on the exchange rate at January 31, 2009.  This resulted in an increase in our capital commitment to Isle of Usedom from $13,418,662 (EUR 10,125,000) to $37,771,050 (EUR 28,500,000), based on current exchange rates.

The drawdowns on the Senior Loan to date as of December 31, 2010 are as follows:

	AHTS SPV	AHTS Vessel	Date of Drawdown	Proceeds
Our AHTS SPVs	MS Juist	UOS Atlantis	February 25, 2009	$44,689,067
	MS Norderney	UOS Challenger	May 25, 2009	$49,080,519
	Isle of Baltrum	UOS Columbia	October 2, 2009	$51,120,284
	Isle of Langeoog	UOS Discovery	February 15, 2010	$47,790,771
	Isle of Amrum	UOS Endeavour	March 10, 2010	$47,629,553
	Isle of Wangerooge	UOS Explorer	March 12, 2010	$47,871,380
	Isle of Neuwerk	UOS Freedom	June 25, 2010	$43,175,015
	Isle of Usedom	UOS Liberty	June 22, 2010	$43,413,338
	Isle of Sylt	UOS Enterprise	July 1, 2010	$42,936,692
FLTC Fund I AHTS SPVs	Isle of Mellum	UOS Voyager	September 20, 2010	$45,758,016
	Isle of Memmert	UOS Pathfinder	October 11, 2010	$48,880,748
	Isle of Fehmarn	UOS Navigatior	October 26, 2010	$28,090,867

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

In addition, Addendum No. 1 adds a requirement that, in the event the average fair market value of the three vessels to be acquired by the AHTS SPVs of FLTC Fund I is less than the average fair market value of the vessels held by our nine AHTS SPVs, a portion of the senior loans applicable to the AHTS SPVs of FLTC Fund I is to be repaid or additional security acceptable to Nord/LB to be provided, prior to any distributions being permitted from any of the AHTS SPVs.

Addendum No. 1 also changes a clause in the Nord/LB Loan, to remove the restriction previously present which limited the ownership of RHKG to 25%, and required our ownership to remain at 75%.

As of December 31, 2010, all three KGs owned by FLTC Fund I accepted delivery of their AHTS vessels.  Related to the delivery of these vessels, FLTC Fund I accepted drawdowns on the Senior Loan of $119,458,566 (EUR 90,137,000).

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

At December 31, 2010 and 2009, a total of $502,519,233 (EUR 379,173,948) and $145,468,080 (EUR 101,491,719), respectively, was outstanding under the Senior Loan.  Of the amount at December 31, 2010, $114,481,126 (EUR 86,381,292) is related to the AHTS SPVs of FLTC Fund I, and the remaining amount of $388,038,107 (EUR 292,792,656) is related to our AHTS SPVs.  This amount bears a weighted-average interest rate of 2.873% and 2.791% as of December 31, 2010 and 2009, respectively.  Originally, the outstanding balance was to be due in full in June 2022, but due to the Event of Default, all amounts are reported as current.  During the years ended December 31, 2010 and 2009, we incurred interest of $8,496,201 (EUR 6,410,776) and $2,546,281 (EUR 1,825,815), respectively, related to the drawdowns on the Senior Loan.  Accrued interest of $1,214,068 (EUR 916,070) and $601,813 (EUR 419,879) was outstanding at December 31, 2010 and December 31, 2009, respectively.

The following presents summarized combined financial information for the three AHTS SPVs of FLTC Fund I:

December 31,
2010

Assets	$186,007,867

Liabilities	$153,019,827
Equity	32,988,040
Total liabilities and equity	$186,007,867

Year Ended
December 31,
2010

Revenue	$2,267,610
Expenses	(15,743,555)
Net loss	$(13,475,945)

During August 2010, we elected to draw on the Revolving Credit Facility, which allows us to make draws at each quarterly principal redemption date to result in a net principal payment based on a loan amortization of 15 years versus the 12 years under the Senior Loan.  At December 31, 2010, a total of $4,092,052 (EUR 3,087,642) was outstanding under the Revolving Credit Facility.  Of this amount, $995,488 (EUR 751,142) is related to the AHTS SPVs of FLTC Fund I, and the remaining amount of $3,096,564 (EUR 2,336,500) is related to our AHTS SPVs, with a weighted-average interest rate of 3.458%.  Originally, the outstanding balance was to be due in full in June 2025.  Due to the Event of Default, all amounts are reported as current. The outstanding balance will be due in full in June 2025.  During the year ended December 31, 2010, we incurred interest of $21,250 (EUR 16,003) related to the drawdowns on the Revolving Credit Facility.  Accrued interest of $10,683 (EUR 8,061) was outstanding at December 31, 2010.

We are subject to various covenants for the duration of the Senior Loan, associated, for example, with the amount of capital infusions from outside investors into the AHTS SPVs, limits on additional financing, restrictions of cargo and weapons, directives regarding the structure and duration of charters related to the AHTS vessels, and certain restrictions on distributions.

In March 2011, we failed to make certain quarterly payments due under the Senior Loan as described in Note 2. Going Concern.  Under the Senior Loan, due to the Event of Default, Nord/LB has the right to declare the entire amount of the Nord/LB Loans to be immediately due and payable by written notice to us, therefore, our obligations under the Nord/LB Loans are included in current liabilities, rather than long term liabilities, on our balance sheet as of December 31, 2010, and include both the portion of the Nord/LB Loans drawn by our AHTS SPVs and the portion drawn by our affiliate, FLTC Fund I, as the AHTS SPVs are jointly and severally liable under the terms of the Nord/LB Loans.  The portion drawn by FLTC Fund I is recorded as a contingent liability and is offset by a related receivable on the balance sheet, which represents that value of the collateral securing FLTC Fund I’s draws.  The receivable is recorded per the provisions of the Mutual Indemnity Agreement described below in Item 13. Certain Relationships and Related Transactions, and Director Independence under the heading Cross Collateralization of Nord/LB Loan Facility.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Nord/LB Working Capital Facility
On December 6, 2010, we entered into the Working Capital Facility.  The Working Capital Facility provides for available proceeds of $13,253,000 (EUR 10,000,000) that can be drawn in increments of no less than $3,313,250 (EUR 2,500,000) each.  The Working Capital Facility carries an arrangement fee of $331,325 (EUR 250,000) due prior to the first drawdown, and provides for interest to be paid quarterly to Nord/LB at EURIBOR plus 4.5% per annum, currently 5.989%, plus a fixed costs fee to be determined, with a original final maturity date of December 30, 2012, but due to the Event of Default, all amounts are reported as current.  The facility also includes a commitment fee of 1% of any undrawn amount, a prepayment fee which is a maximum of $79,518 (EUR 60,000), is secured by the same collateral as the Senior Loan, and includes the application of various other provisions stated in the Senior Loan to this facility.  Please see Note 2. Going Concern, for additional disclosures regarding the current status of this loan.

The Working Capital Facility also includes terms which restrict distributions from our AHTS SPVs until full repayment of the working capital facility, and requires that any additional funds received by the AHTS SPVs in the form of debt or equity, or in the event of a total loss of one or more of the AHTS vessels, be utilized to prepay the facility up to the full outstanding amount of the facility.  The terms of the facility also include a requirement that we pursue the sale of two vessels on a best efforts basis by December 30, 2011 unless additional capital contributions or the granting of one or more shareholder loans in the minimum amount of $8,283,125 (EUR 6,250,000) is made to our AHTS SPVs by December 31, 2011.

 The facility also calls for us to enter into an addendum to the Senior Loan.  Among the items to be addressed in the addendum to the Senior Loan are the addition of a requirement that twenty percent of annual earnings after tax be used to make additional prepayments against amounts drawn under the post delivery revolving credit facility included in the Senior Loan, which was designed to effectively change the principal amortization from 12 years to 15 years.  See Note 12. Subsequent Events for more information.

At December 31, 2010, a total of $13,253,000 (EUR 10,000,000) was outstanding under the Working Capital Facility.  Of this amount, $3,313,250 (EUR 2,500,000) is related to the AHTS SPVs of FLTC Fund I, and the remaining amount of $9,939,750 (EUR 7,500,000) is related to our AHTS SPVs.  The weighted-average interest rate at December 31, 2010 was 5.989%.  During the year ended December 31, 2010, we incurred interest of $22,100 (EUR 16,643) related to the drawdowns on the Working Capital Facility, and accrued interest of $22,057 (EUR 16,643) was outstanding at December 31, 2010.

Under the terms of the Working Capital Facility, and pursuant to the Event of Default discussed above in Note 2. Going Concern, the entire balance of the Working Capital Facility has been reported in our current liabilities rather than in our long-term liabilities on our balance sheet as of December 31, 2010.

Berenberg Facility
In November 2006, we entered into a credit facility (“Berenberg Facility”) with Berenberg Bank, a German financial institution, allowing for borrowings up to $34,987,920 (EUR 26,400,000).  Proceeds from borrowings were primarily used for the acquisition of AHTS vessels.  The Berenberg Facility was available in multiple tranches with each tranche being directly related to a single AHTS vessel, but secured by restricted cash.  The Berenberg Facility was amended in March and May 2007, increasing the available borrowings to $66,662,590 (EUR 50,300,000) and extending the maturity date to September 2010.  The remaining terms of the Berenberg Facility were not materially changed.

Under the Berenberg Facility, interest was calculated based on the one-month EURIBOR rate plus a margin of 0.35%.  The weighted-average interest rate as of December 31, 2009 was 3.97%.  Interest was due quarterly but was rolled into the principal amount instead of being paid.  Principal payments were due on each tranche upon the earlier of the delivery date, sale of the related vessel or September 30, 2010.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Under the Berenberg Facility, we were required to maintain compensating balances as security for the repayment of the borrowings under such facility.  The compensating balances were required to be equal to or greater than the initial amounts drawn by our German Subsidiary and used to pay deposits on construction of our AHTS vessels.  The compensating balances represented the original tranche balance plus interest earned since the original deposit date.  The tranche balance represented the original loan plus all incurred interest which was rolled into the new loans upon maturity which was usually three months.  As the interest rate earned on the compensating balances was less than the interest charged on the tranche balance, the compensating balances did not fully offset the outstanding tranche balances.  During the second and third quarters of 2009, the Berenberg Facility loans were repaid utilizing the restricted cash balances which were pledged against the loans, supplemented with contributions from our limited partners.  As of December 31, 2010 and 2009, there were no borrowings or compensating balances.  During the year ended December 31, 2009, we incurred interest of $607,057 (EUR 423,538) related to the Berenberg debt, which was capitalized.  There was no accrued interest outstanding at December 31, 2009.  We do not intend to utilize the Berenberg Facility in the future.

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

In light of the global downturn in the economy and the resulting decrease in charter rates for chemical tankers and decreases in the value of similar vessels, we recognized an impairment to the deposit on asset acquisition on our balance sheet as of December 31, 2009 of $9,874,907 to reduce the carrying value of this asset to zero.  Through December 31, 2010, we have incurred $9,798,915 in deposits, interest, and capitalized costs and $233,801 in deferred loan fees in connection with the option to acquire the chemical tanker, of which $62,946 was recorded as interest expense for the period ended December 31, 2010, per FASB ASC 825 Financial Instruments and the remainder was impaired as of December 31, 2009.

On April 9, 2010, we elected to abandon our option to purchase the chemical tanker.  Under the terms of the Amended MOA, the principal balance due under the Schulte Group Facility of $5,300,000 was extinguished and we recognized a gain on debt extinguishment.  We also became subject to the $3,000,000 in liquidated damages.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

A summary of the total interest incurred, capitalized and expensed is shown below:

	Years Ended
	December 31,
	2010	2009

Interest capitalized to vessel construction in progress:
Beginning of period	$4,581,469	$3,448,928
Currency translation change related to beginning balance	(470,903)	57,739
Interest incurred	21,236,543	6,402,954
Interest expense	(19,473,318)	(3,660,121)
Amount reclassed to delivered vessels	(5,873,791)	(1,668,031)
End of period	$-	$4,581,469

Interest paid	$16,066,230	$2,047,167

The future scheduled minimum payments of our debt facilities are as follows:
						2014 and
Lender	Borrower	Total	2011	2012	2013	thereafter
RHKG Loan Agreements	German Subsidiary	$30,190,334	$30,190,334	$-	$-	$-
Hartmann Loan Agreement	German Subsidiary	8,773,486	8,773,486	-	-	-
Hartmann Asia Holding	Isle of Usedom	26,400,000	-	-	26,400,000	-
Nord/LB Facility	AHTS SPVs	391,134,671	391,134,671	-	-	-
Nord/LB Working Capital Facility	AHTS SPVs	9,939,750	9,939,750	-	-	-
		$466,438,241	$440,038,241	$-	$26,400,000	$-

The future scheduled minimum payments of FLTC Fund I’s debt facilities are as follows:
				2012 and
Lender	Borrower	Total	2011	thereafter
Nord/LB Facility	FLTC Fund I AHTS SPVs	$115,476,614	$115,476,614	$-
Nord/LB Working Capital Facility	FLTC Fund I AHTS SPVs	3,313,250	3,313,250	-
		$118,789,864	$118,789,864	$-

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The table below summarizes the fees paid on our outstanding debt agreements:
		Years Ended
		December 31,
		2010	2009
Type of Fee and Related Debt	Accounting Treatment

Conway Shipping Ltd, formally referred to as the Schulte Group:
Guarantee commission	Expensed - interest expense	$62,946	$94,863
Guarantee commission	Capitalized - deposit on asset acquisition	$-	$202,160

Deutsche Schiffsbank Facility:
Commitment fee	Expensed - interest expense	$53,500	$-
Legal and structuring fees	Capitalized - deferred loan fee	$-	$9,527

Senior Loan:
Commitment fee	Expensed - interest expense	$294,084	$848,835
Agency fee	Expensed - interest expense	$72,851	$120,112
Guarantee commission	Expensed - interest expense	$275,604	$881,006

Working Capital Facility:
Arrangement Fee	Expensed - interest expense	$190,575	$-

RHKG Loan:
Clarksons commission	Capitalized - deferred loan fee	$961,327	$-

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

Between March 27, 2009 and May 25, 2009, our AHTS SPVs entered into interest rate swap agreements, which began between February 2010 and March 2010 and expire between February 2019 and April 2020, in order to hedge the risk of rising interest rates related to the Senior Loan, which is based on the three-month EURIBOR rate.  The total notional value of these agreements is $385,135,080 (EUR 290,602,188) at December 31, 2010.  Through these agreements, we have effectively fixed our debt service cost related to our AHTS SPVs for the period covered by the agreement at rates between 3.465% and 3.885% plus the applicable margin and funding costs.  By entering into these interest rate swap agreements, we are protecting against interest rate fluctuations on the variable three-month EURIBOR rate component of the outstanding borrowings under our Senior Loan which matures in June 2022.  The interest rate swaps contain no credit-risk-related contingent features and are not collateralized.  These instruments are not designated for hedge accounting under FASB ASC 815.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

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

On May 11 and May 22, 2009, our AHTS SPVs entered into forward currency exchange contracts for a portion of their future expected USD charter revenue, to hedge the currency risk related to expenses and debt redemption that are denominated in EUR.  The forward currency exchange contracts were designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.  Effective April 1, 2010, the contracts were deemed to be ineffective and therefore ceased to qualify for hedge accounting under FASB ASC 815, Derivatives and Hedging, and will be accounted for as contracts not designated for hedge accounting going forward.  The balance as of March 31, 2010 was deemed to be effective; therefore, we adjusted our effective balance in accumulated other comprehensive income for hedge accounting reflects the balance as of the first quarter balance, net of matured contracts through December 31, 2010.  As the contracts mature, the fair value amounts related to the effective portion of the unmatured foreign currency forward exchange contracts, which are currently recorded as accumulated other comprehensive income, will be recorded to our consolidated statement of operations under foreign currency transaction gain (loss).  The contracts have a notional value totaling $64,800,000 at December 31, 2010.  The contracts run through December 2011.

On March 3, 2010, our AHTS SPVs entered into forward currency exchange contracts to adjust for anticipated currency needs between USD and EUR.  The notional value of the contracts totals $16,200,000 at December 31, 2010.  The contracts run from April 2010 through December 2011.  These contracts are not designated for hedge accounting under FASB ASC 815, Derivatives and Hedging.

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

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The fair value of our derivative instruments as of December 31, 2010 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Not designated as hedging instruments:
Forward currency exchange contracts	$472,249	$-	$1,305,809	$-
Interest rate swap agreements	-	-	10,814,238	11,615,111

Total derivatives	$472,249	$-	$12,120,047	$11,615,111

The fair value of our derivative instruments as of December 31, 2009 is as follows:

	Fair Value	Fair Value	Fair Value	Fair Value
	of Short-Term	of Derivative	of Short-Term	of Derivative
	Derivative	Assets, net of	Derivative	Liabilities, net of
Derivatives by hedge designation	Assets	short-term portion	Liabilities	short-term portion
Designated as hedging instruments:
Forward currency exchange contracts	$2,271,928	$2,797,433	$-	$-

Not designated as hedging instruments:
Forward currency exchange contracts	501,892	-	-	-
Interest rate swap agreements	-	-	4,522,274	5,007,963

Total derivatives	$2,773,820	$2,797,433	$4,522,274	$5,007,963

For the years ended December 31, 2010 and 2009, we recognized net gains and (losses) on derivative instruments in our consolidated statement of operations as follows:

Derivatives by hedge	Classification of gains	Years Ended December 31,
designation	(losses)	2010	2009
Designated as hedging instruments:
Cash flow hedges:
Forward currency exchange contracts	Foreign currency transaction (loss) gain	$(434,356)	$22,860

Not designated as hedging instruments:
Forward currency exchange contracts	Foreign currency transaction (loss) gain	$(1,633,090)	$2,100,973
Interest rate swap agreements - Unmatured	Loss on interest rate swaps	$(13,643,935)	$(9,272,915)

For the year ended December 31, 2010, the foreign currency transaction loss related to forward currency exchange contracts designated as cash flow hedges was $434,356, of a gain of $18,043 is related to the fair value of the ineffective portion of the forward currency exchange contracts offset by a loss of $452,399 related to matured contracts.  The current effective loss portion of $775,294 (EUR 583,850) is expected to be reclassified into net income (loss) in this manner within the next twelve months.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

For the year ended December 31, 2009, the foreign currency transaction gain related to forward currency exchange contracts designated as Cash Flow Hedges was $22,860, of which a loss of $29,064 is related to the fair value of the ineffective portion of the forward currency exchange contracts, offset by a gain of $51,924 related to the first matured contract.  The first contract matured in December 2009.

7.      Related Party Transactions

Dental Community Management Inc. Services Agreement
In April 2008, we entered into an agreement, effective January 1, 2008, to retain Dental Community Management, Inc. (“DCMI”), an entity owned in part by Jason M. Morton, a director and the Chief Financial Officer of our general partner, to perform administrative and professional services (“Services Agreement”).  The Services Agreement was amended and restated in June 2008 and January 2009.  Pursuant to the most recent amended and restated Services Agreement, the term of such agreement ends on December 31, 2013 with automatic one-year renewal periods thereafter.  Under the Services Agreement, DCMI provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services.  In exchange for such services, we pay a monthly fixed administrative fee of $100,000.  At December 31, 2010 and 2009, we had $945,000 and $300,000, respectively, in fees accrued in accounts payable under this agreement.

Suresh Capital Maritime Holdings, LLC Management Agreement, Letter Agreement, and Amended and Restated Shareholder’s Agreement
In November 2006, we entered into a management agreement (“Management Agreement”) with Suresh Capital Maritime Holdings, LLC (“SCMH”), which until April 1, 2009, held an approximate 2% ownership in our Cyprus Subsidiary, and is owned by our Class D unitholders.  The Management Agreement provided for a three year management fee of $4,200,000, payable in 12 quarterly installments of $350,000 each.  The initial installment was paid in October 2006.  The remaining installments were due at the beginning of each quarter commencing January 2007 and ending July 2009.  One quarterly payment of $350,000 was made under this agreement in the fourth quarter 2006.

Effective January 1, 2007, the terms of the Management Agreement were amended.  We entered into a letter agreement with SCMH (“Letter Agreement”) which replaced the Management Agreement.  The Letter Agreement provided for us to advance funds as a loan, which are unsecured, totaling $3,237,500 to SCMH on a quarterly basis.  The Letter Agreement provided for repayment of the advances with interest at a rate equal to 5% per annum.  As of December 31, 2010 and 2009, the amount receivable from SCMH in connection with the Letter Agreement was $921,011 and $1,842,324, respectively, including accrued interest of $263,195 and $209,340, respectively.  During the years ended December 31, 2010 and 2009, we recognized interest income of $53,855 and $90,542, respectively related to the advances to SCMH.

Effective January 1, 2009, we entered into an Amended and Restated Shareholders’ Agreement in our Cyprus Subsidiary.  As a result of this agreement, the Letter Agreement with SCMH was terminated.  The repayment terms of the outstanding advances remain unchanged.

IMS Holdings Note Receivable
As of December 31, 2008, we had $4,278,164, including accrued interest of $283,164, due from IMS Holdings, LLC, a Texas limited liability company and the owner or our General Partner (“IMS Holdings”), resulting from short-term advances we made to IMS Holdings relating primarily to the acquisition of the chemical tanker prior to the formation of Kronos (the “Partnership Notes”).  Each advance bore interest at 8% with a final maturity date of December 2018.  As of June 24, 2009, the amount due from IMS Holdings was $4,238,983, including accrued interest of $361,983.  The cost basis of the investment in the chemical tanker on the financial statements of IMS Capital Partners, LLC, an affiliate of IMS Holdings (“IMS Capital Partners”) was $4,138,946.  Therefore, $4,138,946 of the note receivable balance, the portion related to the chemical tanker acquisition, was transferred to IMS Capital Partners in exchange for the consent of IMS Capital Partners to the execution of the Amended MOA, under which Kronos was the obligor.  See Note 3. Maritime Vessels for additional information regarding our option to purchase the chemical tanker.

On March 15, 2010, an additional $31,000 was loaned by us to IMS Holdings, our sole share holder of our general partner.  As of December 31, 2010 and 2009, we had amounts receivable of $147,024 and $106,039, respectively, including accrued interest income of $15,987 and $6,002, respectively, from IMS Holdings related to these short-term advances.  During the year ended December 31, 2010 and 2009, we recognized interest income of $9,984 and $367,985, respectively.  This outstanding balance as of December 31, 2010 and 2009 is unrelated to the chemical tanker.

III:I Emerging Market Partners Real Estate Investment Fund I, L.P. Note Payable
During October 2008, we were advanced $1,000,000 in the form of a loan from III:I Emerging Market Partners Real Estate Investment Fund I, L.P. (“EMP Fund I”), an affiliate of our General Partner.  This loan, which is unsecured, bears interest at a rate of 12% and matures in August 2012.  The loan balance at December 31, 2010 and 2009 was $457,500 and $477,500, respectively.  At December 31, 2010 and 2009, we had $24,488 and $59,338 of interest accrued.  During the years ended December 31, 2010 and 2009, we incurred interest of $67,270 and $88,387, respectively.

Financial Management Research Note Payable
October 2010 thru December 2010, we were advanced $154,000 in the form of loans from Financial Management Research, L.P. (“FMR”), an affiliate of the Partnership.  These loans were evidenced by Promissory Notes by the partnership in favor of FMR.

Below is a table of the FMR loans as of December 31, 2010:

	Date of Loan		Interest	Accrued
Date of Loan	Maturity	Amount	Rate	Interest
October 12, 2010	October 11, 2020	$50,000	12%	$1,312
October 19, 2010	October 18, 2020	10,000	12%	239
November 12, 2010	November 11, 2020	70,000	12%	1,114
December 9, 2010	December 8, 2020	24,000	12%	174
		$154,000		$2,839

Hartmann Offshore Ship Management Agreement
In May 2007, the AHTS SPVs entered into a ship management agreement with Hartmann Offshore, an affiliate of Reederei Hartmann, the non-controlling interest owner of the AHTS SPVs.  Pursuant to each such ship management agreement, Hartmann Offshore is paid a fee to manage the day to day operations of the vessels, which is 4% of the net daily earnings of the applicable vessel, subject to a maximum and minimum of $2,400 and $750, respectively, per day.  The agreement will terminate upon the sale of the AHTS SPV.  The fees are included in vessel operating expenses.  For the years ended December 31, 2010 and 2009, we incurred $2,367,595 (EUR 1,782,962) and $752,271 (EUR 539,417), respectively.

Hartmann Offshore Commercial Management Fees
The AHTS SPVs paid technical and commercial management fees to Hartmann Offshore.  These fees are included in vessels on our consolidated balance sheet, and as of December 31, 2010 and December 31, 2009 were $5,963,850 (EUR 4,500,000) and $5,195,713 (EUR 3,625,000), respectively.

Hartmann Offshore Construction Fees
The AHTS SPVs paid construction fees to Hartmann Offshore.  These fees are included in vessels on our consolidated balance sheet, and as of December 31, 2010 and 2009 totaled $2,981,925 (EUR 2,250,000) and $2,149,950 (EUR 1,500,000), respectively.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited Syndication Costs
Each AHTS SPV entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee would provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $662,650 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited, all of which are affiliates of SCMH.  As of December 31, 2010 and 2009, we had incurred to date $4,880,642 (EUR 3,375,000) and $3,974,235 (EUR 2,718,750), respectively, in syndication costs.  A balance of $2,319,275 (EUR 1,750,000) and $3,404,088 (EUR 2,375,000) was outstanding and payable at December 31, 2010 and 2009, respectively.  These costs are translated using historical rates and they are included as an offset to non-controlling interest and equity on our consolidated balance sheet.

AHTS Pool Agreement
Our AHTS SPVs participate in the UOS AHTS Pool under which they pool their Voyage Results, which is their revenue less voyage expenses.  Revenue from charters is generally recorded when services are rendered, estimates are reasonably determinable and collection is reasonably assured.  Revenue is recognized net of price adjustments and other potential adjustments based upon the daily charter rate for the reporting period.  Our pooling arrangement under the UOS AHTS Pool will have bearing on our revenues as two of the three vessels owned by FLTC Fund I have begun to participate in the UOS AHTS Pool.  Our revenue is recorded taking into account potential pool adjustments for the period.  The period in which management estimates revenues have been earned and the extent to which those revenues are deemed collectible, and estimates of any adjustments to revenues, could have a material effect on the net recognized revenue in any given period.  At December 31, 2010, we owed FLTC Fund I $390,184 (EUR 293,835) for the pooling adjustment under the UOS AHTS Pool.

FLTC Fund I Note Receivable
On October 28, 2010, ATL Offshore GmbH & Co., which acts as the personally liable partner of each of our AHTS SPVs, entered into Addendum No. 1 to our Nord/LB Senior Loan  The terms of Addendum No. 1 were effective as of September 17, 2010.  Addendum No. 1 allows our nine AHTS SPVs and the three AHTS SPVs of FLTC Fund I, which are the borrowers jointly under the Nord/LB Loan, to make loans to one another for the purpose of covering any liquidity shortfalls of the AHTS SPVs.  Such intra AHTS SPV loans are also to be used for the purpose of financing any shortfall in the actual amount available under the last tranche of the Nord/LB Loan, and the amount required to allow one of our affiliate’s AHTS SPVs to take delivery of the last AHTS vessel.  The amount of the last tranche available for delivery of FLTC Fund I’s last AHTS vessel was less than originally expected due to restrictions in clause 2.3 of the Nord/LB Loan, which limited total borrowings to 75% of the aggregate investment costs of the vessel acquisitions.

As a result of this shortfall, our AHTS SPVs loaned $17,465,326 (EUR 13,178,394) to FLTC Fund I’s AHTS SPVs which took delivery of the last AHTS vessel on October 27, 2010 (the “FLTC Fund I Note Receivable”).  The amount of these loans represents the approximate amount by which our nine AHTS SPVs aggregate borrowing under the Nord/LB Loan exceeded 75% of the aggregate investment costs of vessel acquisitions for our nine AHTS SPVs.  Each of the loans carries an interest rate approaching 6.0% and the maturity schedule is modeled after the Senior Loan’s twelve year maturity schedule.  The loan balance at December 31, 2010 was $17,465,326 (EUR 13,178,394), which is fully reserved due to the Event of Default.  At December 31, 2010, we had $172,427 EUR (130,104) of interest income accrued and we earned interest income of $172,765 EUR (130,104) as of December 31, 2010.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

8.      Fair Value of Financial Instruments

Fair value is defined under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Valuation techniques used to measure fair value under ASC 820 must maximize the use of the observable inputs and minimize the use of unobservable inputs.  The standard established a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable.

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

The estimated fair value of cash, due from charterers, accounts payable, accrued interest, accrued liabilities, related party receivables and payables approximate their carrying amounts due to the relatively short period to maturity of these instruments.  The estimated fair values of our Senior Loan and FLTC Fund I Note Receivable as of December 31, 2010 and December 31, 2009 approximated the carrying values since the draws on the Senior Loan and FLTC Fund I Note Receivable incur interest at a variable rate and mature every three months.  The estimates presented are not necessarily indicative of the amounts that would be realized in a current market exchange.  The estimated fair value of our related party notes payables were less than their carrying values at December 31, 2010, since the related party loans were at a fixed interest rate which was less than the interest rates prevailing in the market and drawn throughout the year ended December 31, 2010.  At December 31, 2010, the Partnership's related party note payable has a carrying value of $65,363,820 (EUR 49,320,018) and the estimated fair value is $53,295,874 (EUR 40,214,196).  The estimate of fair value was calculated using the Libor plus 8%, which is a rate that we were quoted for similar debt, and is comparable to prevailing rates at December 31, 2010.

The fair value of the interest rate swap and the forward currency exchange contracts, discussed in Note 6. Derivative Instruments, are included in current and long-term derivative assets and liabilities in our consolidated balance sheet.  The fair value of the interest rate swap (used for non-speculative purposes) is based on the relative fair values of the discounted future stream of interest payments under the original floating interest facility using rates derived based on a forward curve of the three-month EURIBOR, upon which the terms of the Senior Loan are based, versus the future interest payments due under the fixed rate obtained in the interest rate swap agreement of 3.465%.  The fair values of the forward currency exchange contracts are based on the relative exchange rates per the forward currency exchange contracts versus the forward exchange rate curve as of the respective measurement date.  The fair value of the derivative instruments are determined with reference to observable rates which are commonly quoted on a forward basis, and are therefore classified as Level 2 items.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Our assets and liabilities as of December 31, 2010 and 2009 that are measured at fair value on a recurring basis are summarized below (in dollars):

		December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$472,249	$-	$472,249

Liabilities
Forward currency exchange contracts	$-	$1,305,809	$-	$1,305,809
Interest rate swap agreements	$-	$22,429,349	$-	$22,429,349

		December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets
Forward currency exchange contracts	$-	$5,571,253	$-	$5,571,253

Liabilities
Interest rate swap agreements	$-	$9,530,237	$-	$9,530,237

9.      Legal Proceedings

We may in the future be involved as a party to various legal proceedings, which are incidental to the ordinary course of business.  We regularly analyze current information and, as necessary, provide accruals for probable liabilities on the eventual disposition of these matters.  In the opinion of management, as of December 31, 2010, there were no threatened or pending legal matters that would have a material impact on our consolidated results of operations, financial position or cash flows.

10.  Income Taxes

Cayman I has elected to be taxed as a limited partnership for U.S. federal income tax purposes and is therefore not subject to federal income taxes.  Based on the current structure and activity of our Cyprus Subsidiary, its election as a disregarded entity for U.S. tax purposes, and on current tax laws in Cyprus, our Cyprus Subsidiary is subject to income tax in Cyprus to the extent it has income of its own, which to date it does not.  Our German Subsidiary has elected to be treated as a German corporation for U.S. tax purposes and, is also subject to German corporate income and trade taxes.

Five of our AHTS SPVs are subject to the tonnage tax regime in Germany, which results in those AHTS SPVs being taxed on income determined based on the net tonnage of their AHTS vessels rather than the income generated in the AHTS SPV.  Four of our AHTS SPVs are subject to regular taxation in Germany, which results in those AHTS SPVs being taxed on taxable income determined under German regular taxation.  The AHTS SPVs are subject to municipal trade tax in Germany.  For the AHTS SPVs which are taxed under German regular taxation, the municipal trade tax carries an effective rate of 2.45% due to an exemption under the trade tax for 80% of income derived from international shipping operations.  The AHTS SPV which elected to be taxed under the German tonnage tax regime does not qualify for the reduction, and therefore the municipal trade tax carries an effective rate of 12.25%.   In addition to the trade tax, as stated above, our German Subsidiary is subject to corporate income taxation on its share of the pass-through income or loss from the AHTS SPVs, whether such income is determined under the tonnage tax or regular taxation.  The effective German corporate tax rate is 15.825%, which is a combination of the corporate income tax rate of 15% and the solidarity tax, which is 5.5% thereon.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

The income tax provision differs from the amount of income tax determined by applying the rates above for U.S. federal income tax purposes for partnerships, which are not subject to federal income taxes, to pretax income for the years ended December 31, 2010 and 2009 due to the following:

	December 31,	December 31,
	2010	2009

Computed "expected" tax expense (benefit)	$-	$-
Differences due to foreign tax rates	(3,502,284)	(921,240)
Permanent differences	(214,133)	(269,916)
Trade taxes, net of federal benefit	(476,136)	(94,326)
Other	1,268	467,343
Effect of exchange rates on valuation allowance	61,648	-
Change in valuation allowance	4,129,637	818,139
Tax expense (benefit)	$-	$-

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at December 31, 2010 are as follows:

	December 31,	December 31,
	2010	2009

Deferred tax assets (liabilities):
Net operating loss	$4,683,192	$636,034
Capitalized costs	(714,797)	(605,668)
Depreciation and amortization	(887,646)	-
Derivative instruments	1,906,290	787,723
Other	(39,263)	50
	4,947,776	818,139
Less: valuation allowance	(4,947,776)	(818,139)
Deferred tax assets (liabilities)	$-	$-

The German net operating losses can be carried forward indefinitely, but the amount of income which can be fully offset annually is subject to a limitation of $1,325,300 (EUR 1,000,000).  Forty percent of any annual profit exceeding this limitation is subject to tax regardless of remaining operating loss carryforwards available.  During the years ended December 31, 2010 and 2009, we recorded a valuation allowance of $4,947,776 and $818,138, respectively, on the deferred tax assets to reduce the total to the currently estimated realizable amount.  This valuation allowance results in a significant difference between the reported amount of income tax expense from that which would result from the application of the German statutory rate to the reported net loss of the AHTS SPVs which are subject to regular taxation in Germany.  Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income.  There was no cash paid for income taxes for the year ending December 31, 2010.

11.      Variable Interest Entities

As stated above in Note 5. Debt, in February and March 2010, our German Subsidiary entered into the RHKG Loan Agreements, through which we funded our remaining capital contribution to four of our AHTS SPVs.  Under these loan agreements, we received a total of $31,604,334 (EUR 22,780,000), translated at the dates of each agreement.  The loan agreements mature five years from the date of signing, and the terms of the agreements include the granting of a security interest in our ownership interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.  Under the loan agreements, we are required to reserve the distributions received from the respective AHTS SPV for repayment of the RHKG Loan Agreements.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

In addition to the RHKG Loan Agreements, in June 2010 our German Subsidiary entered into the Hartmann Loan Agreement, through which we funded a portion of our remaining capital contribution to three of our AHTS SPVs.  Under this loan agreement, we received a total of $8,147,896 (EUR 6,620,000), translated at the date of the agreement.  The loan agreements carry similar terms as the RHKG Loan Agreements above, such as the granting of a security interest in our ownership interest in the corresponding AHTS SPVs, and require reserves on distributions for repayment of the loan.

These loans represent variable interests held by others in our AHTS SPVs.  Examples of situations that potentially give rise to variable interests include loans, especially subordinated loans, guarantees, equity investments, put options, and forward contracts, among others.  These situations are seen as indications that equity investors in the entity, by design, do not have sufficient equity at risk to enable the entity to finance its own activities without additional support.  To analyze whether a variable interest rises to the level of a variable interest entity (“VIE”) to be considered for consolidation, the guidance looks to whether, as a group, the holders of the equity investment at risk lack any of the following:

•
direct or indirect ability of the equity investors in the entity to make decisions regarding operations (indicating that another, likely the outside “sponsor” entity, is in control of key decisions), or

•	the risk for absorption of losses from the entity, or
•	the right to receive the residual returns of the entity.

Although the loans were made to our German Subsidiary, the existence of debt financing of a portion of our capital contribution to these seven AHTS SPVs is deemed to give rise to these entities being VIEs, due to the subordinated debt being an indication that the equity investment was not sufficient to enable the entity to finance its own activities.  The accounting guidance currently effective is contained within ASC 810, Consolidation, and requires a qualitative determination of who is the primary beneficiary of a VIE.  Based on our analysis of the impact of the various variable interests related to the AHTS SPVs, which include, in addition to the loans mentioned above, the Hartmann Asia Loan Agreement discussed in Note 5. Debt, and the AHTS Pool Agreement, the Nord/LB Loans, the FLTC Fund I Note Receivable, and the Hartmann Offshore Ship Management Agreement, all of which are discussed above in Note 7. Related Parties, we are the primary beneficiary of all of the AHTS SPVs in all instances due to our controlling financial interest which provides us the ability to direct decisions at the AHTS SPVs.

The AHTS SPVs are conceptually similar to U.S. limited partnerships since they function as pass-through entities for tax purposes, and the liability of most of the investors is limited to the amount of their investment.  However, under German law the limited partners are specifically granted the powers to control the general partner and direct the general partner on how to conduct the business of the AHTS SPVs.  The general partner of the AHTS SPVs manages the day to day business operations of the AHTS SPVs subject to the direction of the limited partners.  As the German Subsidiary holds 75 percent of the interest of each of the AHTS SPVs, it therefore can exercise effective operational control over each of the AHTS SPVs and is deemed to be the primary beneficiary of the AHTS SPV.  Therefore, we have consolidated their assets, liabilities, and results of operations into our financial statements.

Our assessment of whether or not we remained the primary beneficiary of the VIE’s included a review of our controlling financial interest in the AHTS SPVs, and whether the existence of the RHKG Loan Agreements and the Hartmann Loan Agreement allow RHKG and Capt. Hartmann to receive benefits from the AHTS SPV or oblige RHKG and Capt. Hartmann to absorb losses from the AHTS SPVs aside from RHKG’s ownership interest.  As these elements are not present, neither RHKG nor any other Hartmann entity is deemed the primary beneficiary of any of the AHTS SPVs.  The accounting guidance requires an ongoing assessment of these issues.  Therefore, as circumstances change, we will be required to re-assess whether we continue to be the primary beneficiary of the AHTS SPVs.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

In late October 2010, four of our AHTS SPVs loaned $17,465,326 (EUR 13,178,394) to FLTC Fund I’s AHTS SPV “Isle of Fehmarn”, which was the last of the twelve AHTS SPVs under the Senior Loan to take delivery of its vessel.  The loan amount represents the approximate amount by which our nine AHTS SPVs aggregate borrowings under the Nord/LB Loan exceeded 75% of the aggregate investment costs of vessel acquisitions for our nine AHTS SPVs.  This loan was made to achieve an equitable distribution of the proceeds available under the Senior Loan among all twelve AHTS SPVs given the 75% of net vessel investment cost limitation on the total proceeds available under the Senior Loan.  The loan creates a variable interest between our AHTS SPVs and the AHTS SPVs of FLTC Fund I, and is indicative that the equity investors in the entity, which is subject to the terms of the Senior Loan, did not have sufficient equity at risk to enable the entity to finance its own activities without additional support.  The lack of sufficient equity at risk indicates that the AHTS SPVs of FLTC Fund I are VIEs.

As these AHTS SPVs have been determined to be VIEs we must next assess who is the primary beneficiary.  Given that FLTC Fund I maintains its 75% interest in its AHTS SPVs, it is the primary beneficiary of its AHTS SPVs in all instances due to its controlling financial interest which provides it the ability to direct decisions at its AHTS SPVs, given the governance and decision making provisions in their agreements which are similar to those in the Company Agreements of its AHTS SPVs as discussed above.

Our maximum exposure to losses related to FLTC Fund I’s AHTS SPVs as of December 31, 2010 is the total of the amount owed by them on the Nord/LB Loans due to the joint and several liability under the terms of the Nord/LB Loans, which is s presented in our Consolidated Balance Sheet as of December 31, 2010 as Contingent liability related to Nord/LB Loans, and the amount outstanding under the loans made by our AHTS SPVs to the AHTS SPVs of FLTC Fund I, which is fully reserved by an allowance on our Consolidated Balance Sheet as of December 31, 2010.  The total of these amounts is $136,427,617 (EUR 102,940,932) as of December 31, 2010.  In the event that we were required to perform under the Nord/LB Loans on behalf of FLTC Fund I, we would have an offsetting receivable due from the AHTS SPVs of FLTC Fund I totaling $118,789,864 (EUR 89,632,433), which is reported as "receivable related to contingent liability" in our Balance Sheet as of December 31, 2010.  The amount by which our exposure exceeds the carrying amount reported on our financial statements as of December 31, 2010 is $17,637,753 (EUR 13,308,498).  Please see Note 7. Debt for additional information regarding the terms of the Nord/LB Loans.

12.      Subsequent Events

On January 24, 2011, we entered into an addendum (“Addendum No. 2”) to our Senior Loan with Nord/LB.  The terms of Addendum No. 2 were effective as of the date of signing, January 24, 2011.

Addendum No. 2 requires that twenty percent of the annual earnings after tax for each of our AHTS SPVs be used to make additional prepayments against amounts drawn under the post delivery revolving credit facility included in the Senior Loan.  Annual earnings after taxes for each AHTS SPV is defined as annual revenue less (i) operating expenses of the AHTS SPVs, (ii) debt service payments under the Senior Loan, (iii) a distribution to shareholders of such AHTS SPV equal to ten percent of their contributed capital, and (iv) any taxes paid by such AHTS SPV.  The post delivery revolving credit facility was designed to effectively change the principal amortization from 12 years to 15 years.  In addition, the addendum provides that the outstanding balance of the working capital facility with Nord/LB be added to the outstanding balance of the Senior Loan when calculating the loan-to-value-ratio in accordance with the Asset Protection clause of the Senior Loan.

In addition, Addendum No. 2 provides that an event of default occurs if our interest in any of the AHTS SPVs falls below 75%, unless the decrease is due to the transfer of our shares to Reederei Hartmann or an affiliate thereof accepted by Nord/LB, or another third party accepted by Nord/LB.

Addendum 3 to the Hartmann Asia Loan Agreement was executed on January 18, 2011, changing the interest rate charged to our AHTS SPV Isle of Usedom from 6% to 4%, effective January 1, 2011.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

Effective July 1, 2011, pursuant to the Hartmann Transfer Agreement we agreed to transfer our 75% interest in three of our AHTS SPVs and a portion of our interest in one AHTS SPV to Reederei Hartmann and Hartmann Offshore in satisfaction of loans from Reederei Hartmann and Capt. Alfred Hartmann, the related interest on the loans, as well as certain expenses related to the loans.  The loans and this transaction are further discussed under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the sub-caption entitled RHKG Loan Agreement and Hartmann Loan Agreement and Related Hartmann Transfer Agreement under the caption Financing Arrangements in the Liquidity and Capital Resources section.  The outcome of this transaction is that effective July 1, 2011 we own a 75% interest in five AHTS SPVs, and an interest of approximately 36% in one AHTS SPV.  The Hartmann Transfer Agreement resulted in satisfaction of loans payable and accrued expenses totaling approximately $48,000,000 which represents the purchase price received for the interest in the AHTS SPVs transferred.

The consideration received for the interests in the AHTS SPVs transferred consists of recognition of repayment of all amounts outstanding under the loan agreements including the related interest, as well as recognition of the satisfaction of payables related to certain expenses related to the loans, for total consideration of $48,358,462 (EUR 33,378,287), based on the exchange rate as of July 1, 2011, the effective date of the Hartmann Transfer Agreement.  This amount is made up of borrowings under the loans of $42,594,720 (EUR 29,400,000) and payables related to expenses, including interest expense due under the loans, totaling $5,763,742 (EUR 3,978,287).  The amount of interest transferred in the AHTS SPVs via the Hartmann Transfer Agreement is equal to the capital contribution originally made by our German Subsidiary for the respective interests.  For accounting purposes, it is expected that a gain will be recognized in the transaction equal to our proportion of the losses previously recognized in these AHTS SPVs from inception through the transfer date.  We expect that the gain recognized will be between $18,834,400 and $21,732,000 (EUR 13,000,000 and EUR 15,000,000), based on a net book value of $27,229,085 (EUR 18,794,233) and the exchange rate as of July 1, 2011.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures
 As of December 31, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were effective.

Management's Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as term is defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Partnership’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnership's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment
Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  This assessment identified material weaknesses in internal control over financial reporting related to our failure to detect the hedge ineffectiveness of our forward currency exchange contracts designated for hedge accounting and in our ship manager’s, Hartmann Offshore, ability to provide us with timely and accurate information.  A material weakness is defined as a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify two material weaknesses, management considers its internal control over financial reporting to be ineffective.

The material weakness related to the failure to detect the hedge ineffectiveness of our forward currency exchange contracts designated for hedge accounting resulted in the restatement of two of our 10-Qs filed for the reporting periods ended June 30, 2010 and September 30, 2010, respectively.

We have reviewed our procedures related to hedge accounting and have determined that the volume of transactions combined with the prospective analytical analysis necessary to accurately test these transactions to ensure that the correlation remains in the effectiveness band as required under the accounting guidance necessitates additional attention to this area.  We have modified our procedures with respect to review of these transactions to include analysis of the respective charter receipts of each AHTS SPV to identify areas where the charter receipts differ in amount or in currency from that assumed under the forward currency exchange contracts.  We have also held phone conferences between our valuation software provider and our personnel to gain a more thorough understanding of the operation of the valuation software, and to understand the relevant assumptions inherent in the software to better assess our input controls.

The second material weakness relates to Hartmann Offshore’s failure to provide us with timely and accurate information. We are taking steps along with Hartmann Offshore to address the timeliness and accuracy of the annual and interim reporting information, including assessment of areas where the concerns can be addressed with additional procedures prior to their providing the financials of the AHTS SPVs to us.  There are areas where additional procedures at our partnership will be necessary to address certain issues where it is not practicable for Hartmann Offshore to modify their procedures sufficient to overcome concerns.

This annual report does not include an attestation report of the Partnership's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Partnership's independent registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act .

Changes In Internal Control Over Financial Reporting
There were no material changes in our internal control over financial reporting during the fourth quarter of 2010.

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

We do not have a separately designated executive committee or nominating committee of the Board of Directors. Consequently, we do not have charters for either of those committees.  We do have an audit committee comprised of Gary V. Moore and Michael T. Watters, with Mr. Moore acting as the audit committee financial expert as set forth in Item 407(d)(5)(kk) of Regulations S-K; however, none of its members would qualify as independent directors as defined by the New York Stock Exchange and the SEC.

Set forth below is information concerning the directors and executive officers of III to I International Maritime Solutions Cayman, Inc. as of August 31, 2011.  Directors and officers serve until they are removed from such positions.

Name	Age	Position with General Partner

Darrell W. Cain	54	Director and Chief Executive Officer
Michael T. Watters	58	Director and Audit Committee Member
Gary V. Moore Michelle K. Baird	60 44	Director and Audit Committee Member Director and Chief Financial Officer

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

Michelle K. Baird is a certified public accountant registered in the State of Texas and a graduate of the University of Texas in Arlington where she received a Bachelor of Arts in Economics in 1989.  Ms. Baird has been an officer of DCMI since January 2008.  Prior to such time, Ms. Baird served as Director of Tax & Audit for III to I Financial Management Research, L.P. from November 2006 to December 2007, and prior to that time was an employee of Cain Watters & Associates, P.C. for nine years.  She has served as Chief Financial Officer and a director of our general partner since August, 2011.

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

Based solely on our review of the copies of such forms we received, or representations from certain reporting persons that no Form 4s were required for those persons, we believe that during the fiscal year ended December 31, 2010, all of our officers, directors, and greater than 10% beneficial owners complied on a timely basis with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Our general partner has paid no cash compensation to its executive officers since its inception.  Darrell W. Cain is an executive officer of CWA and Jason M. Morton and Michelle Baird are executive officers of DCMI as of December 31, 2010.  Each of them receives compensation for the performance of his duties as an executive officer of CWA or DCMI, respectively, which includes managing our partnership.  Neither CWA nor DCMI allocates this compensation outside of their respective entities.  DCMI provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we will pay a non-accountable administrative fee of $1,200,000 per year.  Additional information is provided in this Form 10-K under Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

The following table shows the compensation of the directors for the periods ended:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Darrell W. Cain (1)
December 31, 2010	-	-	-	-	-	-	-
December 31, 2009	-	-	-	-	-	-	-
Michael T. Watters (2)
December 31, 2010	-	-	-	-	-	-	-
December 31, 2009	-	-	-	-	-	-	-
Jason M. Morton (3)
December 31, 2010	-	-	-	-	-	-	-
December 31, 2009	-	-	-	-	-	-	-
Gary V. Moore (4)
December 31, 2010	38,400	-	-	-	-	-	38,400
December 31, 2009	25,600	-	-	-	-	-	25,600
Michelle K. Baird (5)
December 31, 2010	-	-	-	-	-	-	-
December 31, 2009	-	-	-	-	-	-	-

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

(3)
Jason M. Morton was an executive officer of our general partner and DCMI as of December 31, 2010.  DCMI compensates Mr. Morton for the performance of his duties as an executive officer of DCMI, which includes managing our partnership.  He does not receive additional compensation for his service as a director and/or an executive officer.  DCMI provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a non-accountable administrative fee of $1,200,000 per year.  Additional information is provided in this Form 10-K under Item 13. Certain Relationships and Related Transactions, and Director Independence.

(4)
Mr. Moore was appointed as a director in March 2009.  Mr. Moore earns an annual fee for his service as a director in the amount of approximately $38,400.  Such amount compensates Mr. Moore for the performance of his services as a member of the audit committee of our general partner.  During the years ended December 31, 2010 and 2009, Mr. Moore earned director’s fees totaling $38,400 and $25,600, respectively, which remained outstanding at year end.  Additionally, Mr. Moore is an executive officer of CWA which compensates Mr. Moore for the performance of his duties as an executive officer of CWA.

(5)
Michelle Baird is an executive officer of our general partner and DCMI.  DCMI compensates Ms. Baird for the performance of her duties as an executive officer of DCMI, which includes managing our partnership.  She does not receive additional compensation for her service as a executive officer.  DCMI provides us various general and administrative services, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services, pursuant to a services agreement for which we pay a non-accountable administrative fee of $1,200,000 per year.  Additional information is provided in this Form 10-K under Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Ownership of the Partnership

The following table sets forth the beneficial ownership of the partnership’s units as of August 31, 2011, by beneficial owners of 5% or more of such units, by each director and named executive officer of our general partner and all directors and named executive officers as a group.

Name(1)	Number of Voting Units (2)		Percentage of Outstanding Voting Units
Darrell W. Cain	19,370	(3)	2.719%
Michael T. Watters	10,900	(4)	1.530%
Gary V. Moore	2,000	(5)	0.281%
Jason M. Morton	-	(6)	0.000%
Michelle K. Baird	-	(7)	0.000%
All directors and named executive officers as a group	22,370		3.140%
Suresh Capital Partners, LLC	11,000	(7)	1.544%
The Maritime Funding Group, Inc. Irrevocable Trust	-	(8)	0.000%

(1)	Unless indicated below, the persons named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them.

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

(7)
Michelle K. Baird does not currently own voting units in the partnership.  Ms. Baird does own a small percentage of our general partner as set forth in the table below under the section entitled Ownership of the General Partner; however, because of Ms. Baird’s small ownership percentage of our general partner, we have not attributed to her any General Partner units owned by our general partner.

(8)
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

(9)
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

Ownership of the General Partner

The following table sets forth the beneficial ownership of our general partner’s shares as of August 31, 2011, by beneficial owners of 5% or more of such shares, by each director and named executive officer of our general partner, and by all directors and named executive officers as a group.

Name(1)	Number of Shares(2)	Percentage of Outstanding Shares

Darrell W. Cain	300	30%
Michael T. Watters	300	30%
Steve Cain	50	5%
Scott Steenson	50	5%
Jason M. Morton	20	2%
Gary V. Moore	10	1%
Michelle K. Baird	20	2%
All directors and/or named executive officers as a group	650	65%

(1)	Unless indicated below, the persons named in the table have sole voting and investment power with respect to all shares of stock shown as beneficially owned by them.

(2)
Our general partner is wholly-owned by IMS Holdings.  The number of shares and percentage of outstanding shares with respect to each person shown in the table above corresponds to such person’s ownership in IMS Holdings.

Executive Compensation Plan

Neither the partnership nor our general partner have any compensation plans in place under which equity securities of such entities are authorized for issuance.

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

Administrative and Professional Services Agreement with DCMI

In April 2008, we entered into a Services Agreement, effective January 1, 2008, to retain DCMI, an entity owned in part by Jason M. Morton, a director and the Chief Financial Officer of our general partner.  This Services Agreement was amended and restated in June 2008 and January 2009.  Pursuant to the most recent amendment and restatement of the Services Agreement, the initial term of such agreement commenced as of January 1, 2009 and ends on December 31, 2013, with automatic one-year renewal periods thereafter.  Under the Services Agreement, DCMI provides various general and administrative services for us, such as technical, commercial, regulatory, financial, accounting, treasury, tax and legal staffing and related support services.  In exchange for such services, we were originally obligated to pay DCMI a non-accountable administrative fee of $25,000 per month, which fee has since been increased to $100,000 per month pursuant to the terms of the most recent amendment and restatement of the Services Agreement.

Management Agreement with SCMH

In November 2006, we entered into the Management Agreement with SCMH, which until April 1, 2009, held an approximate 2% ownership in our Cyprus Subsidiary.  The Management Agreement provided for a three year management fee of $4,200,000, payable in 12 quarterly installments of $350,000 each.  The initial installment was paid in October 2006.  The remaining installments were due at the beginning of each quarter commencing January 2007 and ending July 2009.

Effective January 1, 2007, the terms of the Management Agreement were amended pursuant to a Letter Agreement with SCMH which replaced the Management Agreement.  The Letter Agreement provided for us to advance funds as an unsecured loan, totaling $3,237,500 to SCMH on a quarterly basis.  The Letter Agreement provided for repayment of the advances with interest at a rate equal to 5% per annum.  As of December 31, 2010 and 2009, the amount receivable from SCMH in connection with the Letter Agreement was $921,011 and $1,842,324, respectively, including accrued interest of $263,195 and $209,340, respectively.  During the years ended December 31, 2010 and 2009, we recognized interest income of $53,855 and $90,542, respectively related to the advances to SCMH.

Effective January 1, 2009, we entered into an Amended and Restated Shareholders’ Agreement of our Cyprus Subsidiary.  As a result of this agreement, the Letter Agreement with SCMH was terminated.

The German Subsidiary Financial Services Agreements

Each AHTS SPV has entered into a contract with the German Subsidiary, whereby the German Subsidiary or its assignee will provide financial services including, but not limited to, the procurement of equity during the building period of the relevant AHTS vessel.  Under such agreements, the German Subsidiary would have received fees of $662,500 (EUR 500,000) payable in four equal installments, each due at (i) the beginning of steel cutting, (ii) installation of the main engines, (iii) launching of the vessel and (iv) delivery of the completed vessel.  The German Subsidiary subcontracted the requirement to provide these services and the right to receive these payments to Suresh Capital Consulting & Finance Ltd., Maritime Funding Group LLC and Churada Investments Limited which are affiliates of SCMH.  During 2010, we paid $1,987,950 (EUR 1,500,000) in syndication costs.  No syndication costs were paid during 2009.  These costs are included as an offset to non-controlling interest and III to I Maritime Cayman I, L.P. partners’ equity on our consolidated balance sheet.

As of December 31, 2010 and 2009, we had $147,024 and $106,039, including accrued interest of $15,987 and $6,002, respectively, due from IMS Holdings, the sole shareholder of the general partner, resulting from short-term advances we made to IMS Holdings relating to the option to acquire the chemical tanker prior to the formation of Kronos.  Each of these advances was evidenced by a promissory note, the amount and terms of which are as follows (the “Partnership Notes”):

•	$100,000 Promissory Note dated November 29, 2007 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of November 28, 2017;
•	$3,200,000 Promissory Note dated January 10, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of January 9, 2018;
•	$75,000 Promissory Note dated April 29, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of April 28, 2018;
•	$350,000 Promissory Note dated June 27, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of June 26, 2018;

•	$100,000 Promissory Note dated July 30, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of July 29, 2018;
•	$90,000 Promissory Note dated October 7, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of October 6, 2018;
•	$10,000 Promissory Note dated November 7, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of November 6, 2018;
•	$60,000 Promissory Note dated December 10, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of December 9, 2018; and
•	$10,000 Promissory Note dated December 12, 2008 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of December 11, 2018; and
•	$31,000 Promissory Note dated March 14, 2010 by IMS Holdings in favor of the partnership, bearing interest at 8% and having a maturity date of March 14, 2020.

Each of the above advances made by IMS Holdings in favor of the partnership was funded through a corresponding loan made by IMS Capital Partners, LLC, an affiliate of IMS Holdings owned in part by Jason M. Morton, a former director and former Chief Financial Officer of our general partner (“IMS Capital Partners”) in favor of IMS Holdings (the “IMS Holdings Notes”).  All of the IMS Holdings Notes were on the same terms as the Partnership Notes.

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

Payable to III to I Emerging Market Partners Real Estate Investment Fund I, LP

During October 2008, we were advanced $1,000,000 in the form of a loan from EMP Fund.  This loan, which is unsecured, bears interest at a rate of 12% and matures in August 2012.  In connection with this loan, we paid a $20,000 commitment fee to EMP Fund I upon execution of the promissory note.  This fee was included in interest expense on our consolidated statement of operations.  The loan balance at December 31, 2010 and 2009 was $457,500 and $477,500, respectively, with $24,488 and $59,338 of accrued interest at December 31, 2010 and 2009, respectively.

Payable to III to I Financial Management Research, LP

From October 2010 thru December 2010, we were advanced $154,000 in the form of loans from FMR.  These loans were evidenced by Promissory Notes by the partnership in favor of FMR.

Below is a table of the FMR loans as of December 31, 2010:

Date of Loan	Date of Loan Maturity	Amount	Interest Rate	Accrued Interest
October 12, 2010	October 11, 2020	$50,000	12%	$1,312
October 19, 2010	October 18, 2020	10,000	12%	239
November 12, 2010	November 11, 2020	70,000	12%	1,114
December 9, 2010	December 8, 2020	24,000	12%	174
		$154,000		$2,839

Hartmann Offshore Ship Management Agreements

In May 2007, the AHTS SPVs entered into a ship management agreement with Hartmann Offshore, an affiliate of Reederei Hartmann, the non-controlling interest owner of the AHTS SPVs. The fees are included in vessel operating expenses.  For years ended December 31, 2010 and 2009, we incurred $2,367,595 (EUR 1,782,962) and $752,271 (EUR 539,417), respectively.

The AHTS Vessel Pooling Agreement

In March 2009, we entered into the AHTS Pool Agreement to participate in a revenue pool comprised of the nine AHTS SPVs and three AHTS SPVs majority owned by FLTC Fund I.  The agreement names UOS as the “Pool Manager,” with responsibility for the management and accounting of the pool and also for monitoring Pool Members’ compliance with the AHTS Pool Agreement.  Under the AHTS Pool Agreement, each of our AHTS SPVs has agreed to pool its returns from employment of the vessel less voyage expenses with the other Pool Members to achieve an even distribution of the risks resulting from the fluctuation in the offshore chartering business.  As indicated above, FLTC Fund I is a trust company of which the trustee is Family Legacy Trust Company, a wholly-owned subsidiary of Dental Community Financial Holdings, Ltd., whose general partner, Dental Community Holdings, Inc. is owned and controlled by Darrell W. Cain and Michael T. Watters.  Mr. Cain and Mr. Watters also own equity in us and serve as directors of our general partner, and Mr. Cain serves as an executive officer of our general partner.

Cross-Collateralization of Nord/LB Loan Facility

In December 2008, our AHTS SPVs entered into the Senior Loan with Nord/LB.  Additional information is provided in this Form 10-K under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption entitled Financing Arrangements in the Liquidity and Capital Resources section.  In order to obtain more favorable financing terms under the Senior Loan, we agreed to a fleet financing arrangement whereby the Senior Loan would be secured by, among other things, our nine AHTS vessels and three AHTS vessels owned by FLTC Fund I.  In connection with this fleet financing arrangement, we entered into a mutual indemnity agreement in May 2009 with respect to the three AHTS SPVs owned by FLTC Fund I (the “AHTS Mutual Indemnity Agreement”).  Pursuant to the AHTS Mutual Indemnity Agreement, we agreed to indemnify the AHTS SPVs owned by FLTC Fund I for all liabilities suffered by such AHTS SPVs arising out of or associated with any breach by us (or resulting from any payment or performance by such AHTS SPVs in order to avoid a breach by us) under the credit facility with Nord/LB or the AHTS Mutual Indemnity Agreement.  Conversely, the AHTS SPVs owned by FLTC Fund I agreed to provide us with reciprocal indemnification obligations pursuant to the AHTS Mutual Indemnity Agreement.

Payment of Construction Administrative and Technical and Commercial Management Fees

During 2010 and 2009, the AHTS SPVs paid $1,490,963 (EUR 1,125,000) and $2,508,275 (EUR 1,750,000), respectively, in technical and commercial management fees to Hartmann Offshore, an affiliate of Reederei Hartmann, the non-controlling interest owner of the AHTS SPVs.  During 2010 and 2009, the AHTS SPVs paid $1,159,638 (EUR 875,000) and $1,612,463 (EUR 1,125,000), respectively, in construction management fees to Hartmann Offshore.  These fees are included in vessels on our consolidated balance sheet.  The balances as of December 31, 2010 and 2009 were $8,945,775 (EUR 6,750,000) and $7,345,663 (EUR 5,125,000), respectively.

Equity Contribution Agreement

In April 2009, we entered into an Equity Contribution Agreement with SCMH and our general partner, whereby they agreed to contribute their non-controlling shares in our Cyprus Subsidiary to us in exchange for certain consideration set forth in the agreement.  In exchange for their respective contributions, each of the equity holders of SCMH received 1,000 Class D units.  The general partner contributed its share in the Cyprus Subsidiary in exchange for certain rights granted to it in our current Partnership Agreement and the agreement by SCMH to contribute its share.  As a result of the equity contribution, we became the sole shareholder of our Cyprus subsidiary.  While the Equity Contribution Agreement was consummated upon the adoption of our current Partnership Agreement later in April 2009, pursuant to the terms of the Equity Contribution Agreement and the current Partnership Agreement, all of the parties have agreed to treat the contribution of the Cyprus shares and issuance of the Class D units effective as of April 1, 2009.

RHKG Loan Agreements and Hartmann Loan and related Hartmann Transfer Agreement

In February and March 2010, our German Subsidiary entered into the RHKG Loan Agreements with Reederei Hartmann, which is the non-controlling interest holder of our AHTS SPVs.  Each of the four agreements is related to a corresponding AHTS SPV, and provided commitments equal to the remaining amount of capital that was outstanding at the time of each agreement from our German Subsidiary to the AHTS SPV to which the agreement relates.  The execution of the agreements and the subsequent recognition of the contribution of capital by the AHTS SPV resulted in our satisfying the capital contribution in the full amount called for under the Company Agreement of the respective AHTS SPV, and satisfied the necessary funding under the terms of the Senior Loan, allowing for delivery of the respective vessel.

These four RHKG Loan Agreements relate to the AHTS SPVs Isle of Baltrum, Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, and under these agreements, loans totaling $31,604,334 (EUR 22,780,000) were made from Reederei Hartmann to our German Subsidiary.  In connection with Langeoog, Amrum and Wangerooge, the loan proceeds were paid directly to the respective AHTS SPV, thereby fulfilling the remaining capital contribution obligations of our German Subsidiary with respect to each of those AHTS SPVs.  The loan agreement for the AHTS SPV Isle of Baltrum differs slightly from the others in that the event giving rise to our liability is the assumption of the AHTS SPV’s liability to Reederei Hartmann in the amount of $7,752,459 (EUR 5,315,000) as of October 2, 2009, in exchange for being credited with making a capital contribution to Isle of Baltrum in such amount.

Each of the four RHKG Loan Agreements was to mature 5 years from the date of signing, with maturity dates therefore falling between February and March 2015.  The agreements called for interest to be calculated at 6% per annum, due annually at each anniversary date of signing.  The first of these dates was to fall on February 11, 2011; however, on February 10, 2011 we entered into an agreement with RHKG to defer the interest due under these four loan agreements until April 15, 2011.  The due date for the annual interest payments under the RHKG Loan Agreements was subsequently extended through June 30, 2011, with the payments due for each subsequent year being unaffected by the deferral.

There was no penalty for pre-payment of all or any portion of the loans prior to the end of the respective loan periods.  The terms of the agreements included the granting of a security interest in our ownership interest in the corresponding AHTS SPV, and in the dividends from the AHTS SPV arising from the pro-rata percentage of the loan amount as compared to our total share capital.

In connection with each of the loans from RHKG with respect Isle of Langeoog, Isle of Amrum, and Isle of Wangerooge, RHKG obtained the funds for its loan to our German Subsidiary pursuant to a loan on nearly identical terms from Fincantieri, the shipyard constructing the vessels.

On June 17, 2010, our German Subsidiary entered into the Hartmann Loan Agreement with Captain Alfred Hartmann (“Capt. Hartmann”), who is the chairman of the board for Hartmann AG, which is a member of the Hartmann Group.  Reederei Hartmann GmbH & Co., KG and certain other members of the Hartmann Group are the non-controlling interest holders of our AHTS SPVs.  Pursuant to the Hartmann Loan Agreement, a total of $8,147,896 (EUR 6,620,000) was loaned to our German Subsidiary.  The loan proceeds were paid to our AHTS SPVs Isle of Sylt, Isle of Neuwerk, and Isle of Usedom, each of which had not yet had their vessels delivered to them, and resulted in the recognition of capital contributions from our German Subsidiary to each such AHTS SPV totaling $2,338,520 (EUR 1,900,000), $2,584,680 (EUR 2,100,000), and $3,224,696 (EUR 2,620,000), respectively.

These capital contributions funded by the proceeds of the Hartmann Loan allowed us to draw on the Nord/LB Senior Loan facility, and as a result, the vessels UOS Liberty, UOS Freedom, and UOS Enterprise were delivered on June 23, June 29, and July 2, 2010, respectively, to our AHTS SPVs Isle of Usedom, Isle of Neuwerk, and Isle of Sylt, respectively.

The Hartmann Loan Agreement was to mature five years from the date of signing.  The agreement called for interest to be calculated at 6% per annum, due annually at the anniversary of the date of signing.  There was no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period.  The terms of the agreement included the granting of a security interest in our ownership interest in the corresponding AHTS SPVs, and in the dividends from the AHTS SPVs arising from the pro-rata percentage of the loan amount as compared to our total share capital.

We were subject to various warranties, representations, and covenants under the RHKG Loan Agreements and the Hartmann Loan Agreement, including but not limited to limitations on our ability to enter into asset dispositions or restructuring arrangements unreasonably detrimental to RHKG’s and Hartmann’s security interest in the applicable AHTS SPVs, and the reserving of distributions received from an involved AHTS SPV for repayment of the RHKG Loan Agreements and the Hartmann Loan Agreement.

The loan balance under the RHKG Loan Agreements at December 31, 2010 and 2009 was $30,190,334 (EUR 22,780,000) and $7,617,990 (EUR 5,315,000), respectively and outstanding accrued interest of $1,726,381 (EUR 1,302,634) and $114,270 (EUR 79,725), respectively.

The loan balance under the Hartmann Loan Agreement at December 31, 2010 was $8,773,486 (EUR 6,620,000)   Accrued interest of $286,600 (EUR 216,253) was outstanding at December 31, 2010.

Effective July 1, 2011, we entered into the Hartmann Transfer Agreement in full satisfaction of the amounts due under the RHKG Loan Agreement and Hartmann Loan Agreement, via the transfer of our entire 75% interest in three of our AHTS SPVs, Isle of Baltrum, Isle of Langeoog, and Isle of Amrum, and a portion of our interest in one AHTS SPV, Isle of Wangerooge, to Reederei Hartmann, our partner in the AHTS SPVs, and its affiliate Hartmann Offshore.

The Hartmann Transfer Agreement includes the assignment by Capt. Hartmann of all claims related to the loans against our German Subsidiary to RHKG and the assignment by RHKG of certain of the claims to Hartmann Offshore to facilitate the allocation of the AHTS SPVs transferred between RHKG and Hartmann Offshore.

The Hartmann Transfer Agreement has the effect of bringing our interest in the AHTS SPVs from a 75% interest in nine AHTS SPVs to a 75% interest in five AHTS SPVs, and an interest of approximately 36% in Isle of Wangerooge.  The Hartmann Transfer Agreement results in satisfaction of loans payable and accrued expenses totaling $48,358,462 (EUR 33,378,287), which is the purchase price received for the interest in the AHTS SPVs transferred.

The consideration received for the interests in the AHTS SPVs transferred consists of recognition of repayment of all amounts outstanding under the loan agreements including the related interest, as well as recognition of the satisfaction of payables related to certain expenses related to the loans, for total consideration of $48,358,462 (EUR 33,378,287), based on the exchange rate as of July 1, 2011, the effective date of the Hartmann Transfer Agreement.  This amount is made up of borrowings under the loans of $42,594,720 (EUR 29,400,000) and payables related to expenses, including interest expense due under the loans, totaling $5,763,742 (EUR 3,978,287).  The amount of interest transferred in the AHTS SPVs via the Hartmann Transfer Agreement is equal to the capital contribution originally made by our German Subsidiary for the respective interests.  For accounting purposes, it is expected that gain will be recognized in the transaction equal to our proportion of the losses previously recognized in these AHTS SPVs from inception through the transfer date.  We expect that the gain recognized will be between $18,834,000 and $21,732,000 (EUR 13,000,000 and EUR 15,000,000), based on the exchange rate as of July 1, 2011.

Hartmann Asia Loan Agreement

On August 31, 2010, our AHTS SPV Isle of Usedom entered into the Hartmann Asia Loan Agreement with Hartmann Asia, a member of the Hartmann Group and an affiliate of the non-controlling interest holders of our AHTS SPVs.  Pursuant to the Hartmann Asia Loan Agreement, Hartmann Asia loaned a total of $6,000,000 to Usedom.  Related to the Hartmann Asia Loan Agreement, an inter-creditor agreement was also entered into between our AHTS SPV Isle of Usedom, Hartmann Asia, and Nord/LB on August 31, 2010, confirming the Hartmann Asia Loan Agreement as subordinate to the Senior Loan.  On September 28, 2010, Addendum 1 to the Hartmann Asia Loan Agreement was entered into, which increased the loan by $3,400,000, to a total of $9,400,000.  Addendum 2 to the Hartmann Asia Loan Agreement was entered into on October 25, 2010, and increases the amount to be loaned under the Hartmann Asia Loan Agreement to $26,400,000, providing an additional $17,000,000 in funds and extends the maturity date to January 1, 2013.

The loan proceeds funded operating activities, including interest and redemption payments to Nord/LB, of the AHTS SPV Isle of Usedom, as well as providing funds for similar purposes to the other either AHTS SPVs via loans between the AHTS SPVs.  The Hartmann Asia Loan Agreement calls for interest to be calculated at 6% per annum.  There is no penalty for pre-payment of all or any portion of the loan prior to the end of the loan period.  See Item 8. Financial Statements and Supplementary Data under Note 12. Subsequent Events in our Notes to Consolidated Financial Statements for more information.

The loan balance at December 31, 2010 was $26,400,000 (EUR 19,920,018).  Accrued interest of $383,559 (EUR 289,413) was outstanding at December 31, 2010.

FLTC Fund I Loans Receivable

On October 28, 2010, ATL Offshore GmbH & Co., which acts as the personally liable partner of each of our AHTS SPVs, entered into Addendum No. 1 to our Nord/LB Senior Loan  The terms of Addendum No. 1 were effective as of September 17, 2010.  Addendum No. 1 allows the nine AHTS SPVs and the three majority-owned AHTS SPVs of FLTC Fund I, which are the borrowers jointly under the Nord/LB Loan, to make loans to one another for the purpose of covering any liquidity shortfalls of the AHTS SPVs.  Such intra AHTS SPV loans are also to be used for the purpose of financing any shortfall in the actual amount available under the last tranche of the Nord/LB Loan, and the amount required to allow one of our affiliate’s AHTS SPVs to take delivery of the last AHTS vessel.  The amount of the last tranche available for delivery of FLTC Fund I’s last AHTS vessel is less than originally expected due to restrictions in clause 2.3 of the Nord/LB Loan, which limits total borrowings to 75% of the aggregate investment costs of the vessel acquisitions.

As a result of this shortfall, our AHTS SPVs loaned approximately $17,465,326 (EUR 13,178,394) to FLTC Fund I’s majority-owned AHTS SPVs which took delivery of the last AHTS vessel on October 27, 2010.  The amount of these loans represents the approximate amount by which the nine AHTS SPVs aggregate borrowing under the Nord/LB Loan exceeded 75% of the aggregate investment costs of vessel acquisitions for our nine AHTS SPVs.  Each of the loans carries an interest rate approaching 6.0% and the maturity schedule is modeled after the Senior Loan’s twelve year maturity.  The loan balance at December 31, 2010 was $17,465,326 (EUR 13,178,394), which is fully reserved due to the Event of Default.  At December 31, 2010, we had $172,427 EUR (130,104) of interest income accrued and we incurred interest income of $172,765 EUR (130,104) as of December 31, 2010.

Director Independence

Our equity securities are not listed and our directors are accordingly not required to be independent.  As such, our directors are not independent as defined y the New York Stock Exchange and the SEC.

Item 14.  Principal Accounting Fees and Services

The following table presents fees for services rendered by McGladrey & Pullen, LLP during fiscal 2010 and fiscal 2009.

	Year Ended December 31, 2010	Year Ended December 31, 2009
Audit fees (1)	$219,000	$215,000
Tax fees (2)	47,350	46,494
All other fees	—	—

Total	$266,350	$261,494

(1)	Fees for audit of annual consolidated financial statements, reviews of the related quarterly financial statements, and reviews of documents filed with the SEC.

(2)	Fees related to professional services for tax compliance, tax advice and tax planning.

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

(a)(1)Financial Statements.

See list of financial statements in this Form 10-K under Part II, Item 8. Financial Statements and Supplementary Data.

(a)(2)Financial Statement Schedules.

None

(a)(3)Exhibits.

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

10.3
Supplemental Letter, dated as of February 4, 2009, by and among Kronos Shipping I, Ltd., the Schulte Group, III to I Maritime Partners Cayman I, L.P. and Anthos Shipping Co. Limited (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.4
Master Agreement for Financial Derivatives Transactions, dated as of November 2008, by and between Kronos Shipping I, LP c/o Walkers SPV Limited and Deutsche Schiffsbank Aktiengesellschaft, Bremen und Hamburg (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.5
Credit Facility, dated as of November 29, 2006, by and among Joh. Berenberg, Gossler & Co. KG, Suresh Capital Maritime Partners Germany GmbH and III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 10.5 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.6
Amendment Agreement No. 1 to the Credit Facility, dated as of March 13, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.7
Amendment Agreement No. 2 to the Credit Facility, dated as of May 4, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG  (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.8
Amended and Restated Memorandum of Agreement, dated as of April 25, 2009, by and between Kronos Shipping I, Ltd. and the Conway Shipping Co. Ltd. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.9
Contract, dated as of January 8, 2009, by and between Reederei Hartmann GmbH & Co. KG and ATL Offshore GmbH & Co. MS “Norderney” KG (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.10
Standard Texas Lease, dated as of June 15, 2007, by and between Peterson Place Partners, Ltd. and Cain, Watters & Associates, P.C. (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.11
Second Amended and Restated Agreement to Perform Administrative and Professional Services, dated as of January 5, 2009, by and between III to I Maritime Partners Cayman I, L.P. and Dental Community Management, Inc. (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.12
Sale and Assignment of a Limited Share (Fehmarn), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.13
Sale and Assignment of a Limited Share (Mellum), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.14
Sale and Assignment of a Limited Share (Memmert), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.15
Sale and Assignment of a Limited Share (Markasit), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.16
Sale and Assignment of a Limited Share (Larensediep), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.17
Share Transfer Agreement SCMP, dated as of February 2009, by and between Reederei Hartmann GmbH & Co., KG and Suresh Capital Maritime Partners Germany GmbH, as amended by Addendum No. 1, dated May 20, 2009, Addendum No. 2, dated June 18, 2009, Addendum No. 3, dated August 14, 2009, Addendum No. 4, dated August 31, 2009, Addendum No. 5, dated September 29, 2009, Addendum No. 6, dated September 30, 2009, and Addendum No. 7, dated November 2, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2009)

10.18
Addendum No. 8 to Share Transfer Agreement SCMP, dated as of February 10, 2010 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (File No. 000-53656) filed with the SEC on March 31, 2010)

10.19
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6160, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.20
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6161, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.19 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.21
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6162, dated November 3, 2006, between ATL Offshore GmbH & “Isle of Baltrum” and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.20 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.22
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6163, dated November 3, 2006, between ATL Offshore GmbH & Isle of Langeoog KG and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.21 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.23
Addendum to the Shipbuilding Contract – Langeoog, dated February 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Langeoog” KG (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.24
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6168, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.22 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.25
Addendum to the Shipbuilding Contract – Amrum, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Amrum” KG (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.26
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6169, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.23 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.27
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6171, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.24 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.28
Addendum to the Shipbuilding Contract – Wangerooge, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Wangerooge” KG (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.29
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6172, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.25 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.30
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6173, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.26 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.31
Contract (Financial Services Agreement), dated September 7, 2007, between ATL Offshore GmbH & Co. “Isle of Amrum” KG and Suresh Capital Maritime Partners Germany GmbH with Side Letter No. 1, dated September 8, 2007, and Side Letter No. 2, dated September 16, 2008 (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.32
Agreement, dated June 17, 2009, by and among III to I Maritime Partners Cayman I, L.P., III to I International Maritime Solutions Cayman, Inc., IMS Capital Partners, LLC and Kronos Shipping I, Ltd. (Incorporated by reference to Exhibit 10.28 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.33
Note Cancellation Agreement, dated June 17, 2009, by and among III to I IMS Holdings LLC and IMS Capital Partners, LLC (Incorporated by reference to Exhibit 10.29 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.34
Promissory Note, dated October 29, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III to I Emerging Market Partners Real Estate Investment Fund I, L.P. in the principal amount of $1,000,000 (Incorporated by reference to Exhibit 10.30 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.35
Promissory Note, dated December 17, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III:I Financial Management Research, L.P. in the principal amount of $250,000 (Incorporated by reference to Exhibit 10.31 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.36
Pool Agreement AHTS-Moss 424, dated as of March 13, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG (Incorporated by reference to Exhibit 10.32 to our Amendment No. 2 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 29, 2009)

10.37
Loan Agreement, dated effective as of October 2, 2009, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.38
Loan Agreement, dated as of February 10, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.39
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.40
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.41
Mutual Indemnity Agreement, dated as of May 20, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG (Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 000-53656) filed with the SEC on March 31, 2010)

10.42
Loan Agreement, dated as of June 17, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Captain Alfred Hartmann, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.43
Addendum to the Shipbuilding Contract – Usedom, dated June 17, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Usedom” KG (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.44
Addendum to the Shipbuilding Contract – Neuwerk, dated June 22, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Neuwerk” KG (Incorporated by referenced to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.45
Addendum to the Shipbuilding Contract – Sylt, dated June 25, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Sylt” KG (Incorporated by referenced to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.46
Addendum No. 1 to the Loan Agreement by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.47
Intercreditor Agreement 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.48
Loan Agreement between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated August 31, 2010 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.49
Addendum 1 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated September 28, 2010 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.50
Addendum 2 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated October 27, 2010 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.51
Revised Intercreditor Agreement - 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany (Incorporated by referenced to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.52
Working Capital Facility Agreement dated December 6, 2010 between Norddeutsche Landesbank Girozentrale as Lender and ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 10, 2010)

10.53
Addendum No. 2 to the Loan Agreement by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2011)

10.54
Agreement on Loan Agreements and Transfer of Shares by and among Suresh Capital Maritime Partners Germany GmbH, Reederei Hartmann GmbH & Co. KG, Capt. Alfred Hartmann, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH, UOS United Offshore Support GmbH & Co. KG, and Hartmann Offshore GmbH & Co. KG (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 30, 2011)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K (File No. 000-53656) filed with the SEC on March 31, 2010)

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
Darrell W. Cain
Director and Chief Executive Officer
Date: August 31, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darrell W. Cain	Director and Chief Executive Officer	August 31, 2011
Darrell W. Cain	(principal executive officer)

/s/ Michelle K. Baird	Director and Chief Financial Officer	August 31, 2011
Michelle K. Baird	(principal accounting officer)

/s/ Gary V. Moore	Director	August 31, 2011
Gary V. Moore

/s/ Michael T. Watters	Director	August 31, 2011
Michael T. Watters

Exhibit Number	Title of Document

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

10.3
Supplemental Letter, dated as of February 4, 2009, by and among Kronos Shipping I, Ltd., the Schulte Group, III to I Maritime Partners Cayman I, L.P. and Anthos Shipping Co. Limited (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.4
Master Agreement for Financial Derivatives Transactions, dated as of November 2008, by and between Kronos Shipping I, LP c/o Walkers SPV Limited and Deutsche Schiffsbank Aktiengesellschaft, Bremen und Hamburg (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.5
Credit Facility, dated as of November 29, 2006, by and among Joh. Berenberg, Gossler & Co. KG, Suresh Capital Maritime Partners Germany GmbH and III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 10.5 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.6
Amendment Agreement No. 1 to the Credit Facility, dated as of March 13, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.7
Amendment Agreement No. 2 to the Credit Facility, dated as of May 4, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG  (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.8
Amended and Restated Memorandum of Agreement, dated as of April 25, 2009, by and between Kronos Shipping I, Ltd. and the Conway Shipping Co. Ltd. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.9
Contract, dated as of January 8, 2009, by and between Reederei Hartmann GmbH & Co. KG and ATL Offshore GmbH & Co. MS “Norderney” KG (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.10
Standard Texas Lease, dated as of June 15, 2007, by and between Peterson Place Partners, Ltd. and Cain, Watters & Associates, P.C. (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.11
Second Amended and Restated Agreement to Perform Administrative and Professional Services, dated as of January 5, 2009, by and between III to I Maritime Partners Cayman I, L.P. and Dental Community Management, Inc. (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.12
Sale and Assignment of a Limited Share (Fehmarn), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.13
Sale and Assignment of a Limited Share (Mellum), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.14
Sale and Assignment of a Limited Share (Memmert), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.15
Sale and Assignment of a Limited Share (Markasit), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.16
Sale and Assignment of a Limited Share (Larensediep), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.17
Share Transfer Agreement SCMP, dated as of February 2009, by and between Reederei Hartmann GmbH & Co., KG and Suresh Capital Maritime Partners Germany GmbH, as amended by Addendum No. 1, dated May 20, 2009, Addendum No. 2, dated June 18, 2009, Addendum No. 3, dated August 14, 2009, Addendum No. 4, dated August 31, 2009, Addendum No. 5, dated September 29, 2009, Addendum No. 6, dated September 30, 2009, and Addendum No. 7, dated November 2, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2009)

10.18
Addendum No. 8 to Share Transfer Agreement SCMP, dated as of February 10, 2010 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (File No. 000-53656) filed with the SEC on March 31, 2010)

10.19
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6160, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.20
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6161, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.19 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.21
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6162, dated November 3, 2006, between ATL Offshore GmbH & “Isle of Baltrum” and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.20 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.22
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6163, dated November 3, 2006, between ATL Offshore GmbH & Isle of Langeoog KG and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.21 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.23
Addendum to the Shipbuilding Contract – Langeoog, dated February 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Langeoog” KG (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.24
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6168, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.22 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.25
Addendum to the Shipbuilding Contract – Amrum, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Amrum” KG (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.26
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6169, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.23 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.27
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6171, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.24 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.28
Addendum to the Shipbuilding Contract – Wangerooge, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Wangerooge” KG (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.29
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6172, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.25 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.30
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6173, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.26 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.31
Contract (Financial Services Agreement), dated September 7, 2007, between ATL Offshore GmbH & Co. “Isle of Amrum” KG and Suresh Capital Maritime Partners Germany GmbH with Side Letter No. 1, dated September 8, 2007, and Side Letter No. 2, dated September 16, 2008 (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.32
Agreement, dated June 17, 2009, by and among III to I Maritime Partners Cayman I, L.P., III to I International Maritime Solutions Cayman, Inc., IMS Capital Partners, LLC and Kronos Shipping I, Ltd. (Incorporated by reference to Exhibit 10.28 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.33
Note Cancellation Agreement, dated June 17, 2009, by and among III to I IMS Holdings LLC and IMS Capital Partners, LLC (Incorporated by reference to Exhibit 10.29 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.34
Promissory Note, dated October 29, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III to I Emerging Market Partners Real Estate Investment Fund I, L.P. in the principal amount of $1,000,000 (Incorporated by reference to Exhibit 10.30 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.35
Promissory Note, dated December 17, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III:I Financial Management Research, L.P. in the principal amount of $250,000 (Incorporated by reference to Exhibit 10.31 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.36
Pool Agreement AHTS-Moss 424, dated as of March 13, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG (Incorporated by reference to Exhibit 10.32 to our Amendment No. 2 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 29, 2009)

10.37
Loan Agreement, dated effective as of October 2, 2009, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.38
Loan Agreement, dated as of February 10, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.39
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.40
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.41
Mutual Indemnity Agreement, dated as of May 20, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG (Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 000-53656) filed with the SEC on March 31, 2010)

10.42
Loan Agreement, dated as of June 17, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Captain Alfred Hartmann, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.43
Addendum to the Shipbuilding Contract – Usedom, dated June 17, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Usedom” KG (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.44
Addendum to the Shipbuilding Contract – Neuwerk, dated June 22, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Neuwerk” KG (Incorporated by referenced to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.45
Addendum to the Shipbuilding Contract – Sylt, dated June 25, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Sylt” KG (Incorporated by referenced to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.46
Addendum No. 1 to the Loan Agreement by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.47
Intercreditor Agreement 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.48
Loan Agreement between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated August 31, 2010 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.49
Addendum 1 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated September 28, 2010 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.50
Addendum 2 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated October 27, 2010 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.51
Revised Intercreditor Agreement - 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany (Incorporated by referenced to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.52
Working Capital Facility Agreement dated December 6, 2010 between Norddeutsche Landesbank Girozentrale as Lender and ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 10, 2010)

10.53
Addendum No. 2 to the Loan Agreement by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2011)

10.54
 Agreement on Loan Agreements and Transfer of Shares by and among Suresh Capital Maritime Partners Germany GmbH, Reederei Hartmann GmbH & Co. KG, Capt. Alfred Hartmann, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH, UOS United Offshore Support GmbH & Co. KG, and Hartmann Offshore GmbH & Co. KG (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 30, 2011)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K (File No. 000-53656) filed with the SEC on March 31, 2010)

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