Form 10-K/A
period 2010-12-31
III TO I MARITIME PARTNERS CAYMAN I LP
filed 2011-10-18
CIK 1385436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (“Amendment”) on Form 10-K/A amends the Annual Report of III to I Maritime Partners Cayman I, LP (the Company) on Form 10-K for the year ended December 31, 2010 as filed with the Securities and Exchange Commission on August 31, 2011 (the “Original Filing”). This Amendment is being filed to amend the following:

•	Part I, Item 1A. Risk Factors.
•	Part II, Item 9A(T). Controls and Procedures.

We are revising one of our risk factors to indicate to the reader that the auditor’s report contains an explanatory paragraph for the going concern uncertainty.

In addition, our Form 10-K included a report of our disclosure controls and procedures, and our conclusion that our disclosure controls and procedures were effective as of December 31, 2010.  We have reconsidered our conclusion as to the effectiveness of our disclosure controls, and given the delays in our filings, we have found that they are ineffective, and are amending our Form 10-K to reflect this corrected conclusion.

Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Original Filing on August 31, 2011 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the Original Filing. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.

III TO I MARITIME PARTNERS CAYMAN I, L.P. AND SUBSIDIARIES

INDEX

	Forward-Looking Statements	4
	Part I
Item 1A.	Risk Factors	5
	Part II
Item 9A(T).	Controls and Procedures	21
	Part IV
Item 15.	Exhibits, Financial Statement Schedules	23

Forward-Looking Statements

Certain statements contained or incorporated by reference in this Form 10-K including without limitation statements containing the words “believe,” “anticipate,” “attainable,” “forecast,” “will,” “may,” “expect(ation),” “envision,”  “project,” “budget,” “objective,” “goal,” “target(ing),” “estimate,” “could,” “should,” “would,” “conceivable,” “intend,” “possible,” “prospects,” “foresee,” “look(ing) for,” “look to,” and words of similar import, are forwardlooking statements within the meaning of the federal securities laws. Forward-looking statements appear in a number of places and include statements with respect to, among other things:

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
We have incurred operating losses in each year since our inception. Our net operating loss was $4,501,309 and $14,669,578 for the fiscal years ended December 31, 2010 and 2009, respectively, and the auditor’s report in Item 8. Financial Statements and Supplementary Data, includes an explanatory paragraph for the going concern uncertainty. Please see additional information regarding this matter under Note 2. Going Concern in our Notes to Consolidated Financial Statements in Item 8. Because a significant portion of our efforts still entail debt financing, including exploring capital markets to complete the funding of our capital contribution obligations to our AHTS SPVs, we expect to continue to incur operating losses until we achieve more consistent utilization of our AHTS vessels at rates at or above break even, and we cannot be certain that we will ever achieve profitability.

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

Item 9A(T).  Controls and Procedures

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Disclosure Controls and Procedures
 As of December 31, 2010, we conducted an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (“Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Partnership in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Partnership's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2010 that our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required and that it is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In making this evaluation, management, including the Chief Executive Officer and Chief Financial Officer, considered, among other matters:

•	The material weakness in our internal control over financial reporting that we have identified (as more fully described below);
•	Management’s conclusion that our internal control over financial reporting was not effective as at December 31, 2010;
•	Our restatements of our financial statements for the period ended June 30, 2010 and the period ended September 30, 2010, respectively (as more fully described below).

Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

Management's Report On Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, the Partnership’s chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

2.1
Equity Contribution Agreement, dated as of April 23, 2009, by and among III to I Maritime Partners  Cayman I, L.P., I-A Suresh Capital Maritime Partners Limited, III to I International Maritime Solutions Cayman, Inc., Suresh Capital Maritime Holdings, LLC, Suresh Capital Partners, LLC and The Maritime Funding Group, Inc. Irrevocable Trust (Incorporated by reference to Exhibit 2.1 to our Amendment No. to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

3.1
Certificate of Registration of Exempted Limited Partnership of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 10-12G (File No. 000- 53656) filed with the SEC on April 30, 2009)

3.2
Statement in Terms of Section 9 of the Exempted Limited Partnership Law (as amended) of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.3
Statement in Terms of Section 10 of the Exempted Limited Partnership Law (as amended) of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.4
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 3.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.5
Certificate of Incorporation of III to I International Maritime Solutions Cayman, Inc. (Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

3.6
Memorandum & Articles of Association of III to I International Maritime Solutions Cayman, Inc. (Incorporated by reference to Exhibit 3.6 to our Registration Statement on Form 10-12G (File No. 000- 53656) filed with the SEC on April 30, 2009)

4.1	Form of Certificate for Units of the Partnership (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

4.2
Second Amended and Restated Agreement of Limited Partnership of III to I Maritime Partners Cayman I, L.P. (included as Exhibit 3.4 above) (Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.1
Loan, Guarantee Facility and Credit Facility Agreement, dated as of December 19, 2008, by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, the lenders party thereto, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.2
Loan Agreement, dated as of November 20, 2008, by and between Kronos Shipping I, Ltd., as Borrower and Deutsche Schiffsbank Aktiengesellschaft, as Lender (Incorporated by reference to Exhibit 10.2 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.3
Supplemental Letter, dated as of February 4, 2009, by and among Kronos Shipping I, Ltd., the Schulte Group, III to I Maritime Partners Cayman I, L.P. and Anthos Shipping Co. Limited (Incorporated by reference to Exhibit 10.3 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.4
Master Agreement for Financial Derivatives Transactions, dated as of November 2008, by and between Kronos Shipping I, LP c/o Walkers SPV Limited and Deutsche Schiffsbank Aktiengesellschaft, Bremen und Hamburg (Incorporated by reference to Exhibit 10.4 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.5
Credit Facility, dated as of November 29, 2006, by and among Joh. Berenberg, Gossler & Co. KG, Suresh Capital Maritime Partners Germany GmbH and III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 10.5 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.6
Amendment Agreement No. 1 to the Credit Facility, dated as of March 13, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form 10- 12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.7
Amendment Agreement No. 2 to the Credit Facility, dated as of May 4, 2007, by and among Suresh Capital Maritime Partners Germany GmbH, III to I Maritime Partners Cayman I, L.P. and Joh. Berenberg, Gossler & Co. KG (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.8
Amended and Restated Memorandum of Agreement, dated as of April 25, 2009, by and between Kronos Shipping I, Ltd. and the Conway Shipping Co. Ltd. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.9
Contract, dated as of January 8, 2009, by and between Reederei Hartmann GmbH & Co. KG and ATL Offshore GmbH & Co. MS “Norderney” KG (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.10
Standard Texas Lease, dated as of June 15, 2007, by and between Peterson Place Partners, Ltd. and Cain, Watters & Associates, P.C. (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.11
Second Amended and Restated Agreement to Perform Administrative and Professional Services, dated as of January 5, 2009, by and between III to I Maritime Partners Cayman I, L.P. and Dental Community Management, Inc. (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form 10- 12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.12
Sale and Assignment of a Limited Share (Fehmarn), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form 10-12G (File No. 000- 53656) filed with the SEC on April 30, 2009)

10.13
Sale and Assignment of a Limited Share (Mellum), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.13 to our Registration Statement on Form 10-12G (File No. 000- 53656) filed with the SEC on April 30, 2009)

10.14
Sale and Assignment of a Limited Share (Memmert), dated as of December 27, 2007, by and between Suresh Capital Maritime Partners Germany GmbH and I-B Suresh Capital Maritime Partners Limited (Incorporated by reference to Exhibit 10.14 to our Registration Statement on Form 10-12G (File No. 000- 53656) filed with the SEC on April 30, 2009)

10.15
Sale and Assignment of a Limited Share (Markasit), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.15 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.16
Sale and Assignment of a Limited Share (Larensediep), dated as of January 31, 2009, by and between Suresh Capital Maritime Partners Germany GmbH and Reederei Hartmann GmbH & Co. KG (Incorporated by reference to Exhibit 10.16 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.17
Share Transfer Agreement SCMP, dated as of February 2009, by and between Reederei Hartmann GmbH & Co., KG and Suresh Capital Maritime Partners Germany GmbH, as amended by Addendum No. 1, dated May 20, 2009, Addendum No. 2, dated June 18, 2009, Addendum No. 3, dated August 14, 2009, Addendum No. 4, dated August 31, 2009, Addendum No. 5, dated September 29, 2009, Addendum No. 6, dated September 30, 2009, and Addendum No. 7, dated November 2, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q filed with the SEC on November 20, 2009)

10.18
Addendum No. 8 to Share Transfer Agreement SCMP, dated as of February 10, 2010 (Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K (File No. 000-53656) filed with the SEC on March 31, 2010)

10.19
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6160, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.18 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.20
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6161, dated September 22, 2006, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A. and related Deed of Assignment (Incorporated by reference to Exhibit 10.19 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.21
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6162, dated November 3, 2006, between ATL Offshore GmbH & “Isle of Baltrum” and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.20 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.22
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6163, dated November 3, 2006, between ATL Offshore GmbH & Isle of Langeoog KG and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009 (Incorporated by reference to Exhibit 10.21 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.23
Addendum to the Shipbuilding Contract – Langeoog, dated February 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Langeoog” KG (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.24
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6168, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.22 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.25
Addendum to the Shipbuilding Contract – Amrum, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Amrum” KG (Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.26
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6169, dated January 30, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.23 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.27
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6171, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.24 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.28
Addendum to the Shipbuilding Contract – Wangerooge, dated 2nd of March 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Wangerooge” KG (Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.29
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6172, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.25 to our Amendment No. 1 to Registration Statement on Form10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.30
Shipbuilding Contract for the supply of one A.H.T.S. Vessel Fincantieri no. 6173, dated March 20, 2007, between ATL Offshore GmbH and Fincantieri Cantieri Navali Italiani S.p.A., as amended by the Addendum to the shipbuilding Contract, dated June 18, 2009, and related Deed of Assignment (Incorporated by reference to Exhibit 10.26 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.31
Contract (Financial Services Agreement), dated September 7, 2007, between ATL Offshore GmbH & Co. “Isle of Amrum” KG and Suresh Capital Maritime Partners Germany GmbH with Side Letter No. 1, dated September 8, 2007, and Side Letter No. 2, dated September 16, 2008 (Incorporated by reference to Exhibit 10.27 to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

10.32
Agreement, dated June 17, 2009, by and among III to I Maritime Partners Cayman I, L.P., III to I International Maritime Solutions Cayman, Inc., IMS Capital Partners, LLC and Kronos Shipping I, Ltd. (Incorporated by reference to Exhibit 10.28 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.33
Note Cancellation Agreement, dated June 17, 2009, by and among III to I IMS Holdings LLC and IMS Capital Partners, LLC (Incorporated by reference to Exhibit 10.29 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.34
Promissory Note, dated October 29, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III to I Emerging Market Partners Real Estate Investment Fund I, L.P. in the principal amount of $1,000,000 (Incorporated by reference to Exhibit 10.30 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.35
Promissory Note, dated December 17, 2008, by III to I Maritime Partners Cayman I, L.P. in favor of III:I Financial Management Research, L.P. in the principal amount of $250,000 (Incorporated by reference to Exhibit 10.31 to our Amendment No. 1 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 2, 2009)

10.36
Pool Agreement AHTS-Moss 424, dated as of March 13, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG (Incorporated by reference to Exhibit 10.32 to our Amendment No. 2 to Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on July 29, 2009)

10.37
Loan Agreement, dated effective as of October 2, 2009, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.38
Loan Agreement, dated as of February 10, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.39
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.40
Loan Agreement, dated as of March 5, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Reederei Hartmann GmbH & Co. KG, as Lender (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on March 11, 2010)

10.41
Mutual Indemnity Agreement, dated as of May 20, 2009, by and among ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG (Incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K (File No. 000-53656) filed with the SEC on March 31, 2010)

10.42
Loan Agreement, dated as of June 17, 2010, by and between Suresh Capital Maritime Partners Germany GmbH, as Borrower and Captain Alfred Hartmann, as Lender (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.43
Addendum to the Shipbuilding Contract – Usedom, dated June 17, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Usedom” KG (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on June 23, 2010)

10.44
Addendum to the Shipbuilding Contract – Neuwerk, dated June 22, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Neuwerk” KG (Incorporated by referenced to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.45
Addendum to the Shipbuilding Contract – Sylt, dated June 25, 2010, between Fincantieri Cantieri Navali Italiani S.p.A. and ATL Offshore GmbH & Co. “Isle of Sylt” KG (Incorporated by referenced to Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010)

10.46
Addendum No. 1 to the Loan Agreement by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.47
Intercreditor Agreement 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.48
Loan Agreement between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated August 31, 2010 (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.49
Addendum 1 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated September 28, 2010 (Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.50
Addendum 2 to the Loan Agreement dated August 31, 2010 between Hartmann Asia Holding PTE Ltd, as Lender, and ATL Offshore GmbH & Co. “Isle of Usedom” KG, as Borrower, dated October 27, 2010 (Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K filed with the SEC on November 2, 2010)

10.51
Revised Intercreditor Agreement - 12 A.H.T.S. Vessels built by Fincantieri Cantieri Navali S.p.A. between Norddeutsche Landesbank Girozentrale, Hannover, Germany, and Hartmann Asia Holding PTE Ltd, Singapore and ATL Offshore GmbH & Co. “Isle of Usedom” KG, Leer Germany (Incorporated by referenced to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed with the SEC on November 15, 2010)

10.52
Working Capital Facility Agreement dated December 6, 2010 between Norddeutsche Landesbank Girozentrale as Lender and ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 10, 2010)

10.53
Addendum No. 2 to the Loan Agreement by and among Norddeutsche Landesbank Girozentrale, as Lender, Mandated Lead Arranger and Agent, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH & Co. “Isle of Fehmarn” KG, ATL Offshore GmbH & Co. “Isle of Memmert” KG, and ATL Offshore GmbH & Co. “Isle of Mellum” KG, as jointly and severally liable borrowers (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on January 28, 2011)

10.54
Agreement on Loan Agreements and Transfer of Shares by and among Suresh Capital Maritime Partners Germany GmbH, Reederei Hartmann GmbH & Co. KG, Capt. Alfred Hartmann, ATL Offshore GmbH & Co. “Isle of Baltrum” KG, ATL Offshore GmbH & Co. MS “Juist” KG, ATL Offshore GmbH & Co. MS “Norderney” KG, ATL Offshore GmbH & Co. “Isle of Langeoog” KG, ATL Offshore GmbH & Co. “Isle of Amrum” KG, ATL Offshore GmbH & Co. “Isle of Sylt” KG, ATL Offshore GmbH & Co. “Isle of Wangerooge” KG, ATL Offshore GmbH & Co. “Isle of Neuwerk” KG, ATL Offshore GmbH & Co. “Isle of Usedom” KG, ATL Offshore GmbH, UOS United Offshore Support GmbH & Co. KG, and Hartmann Offshore GmbH & Co. KG (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on June 30, 2011)

14.1	Code of Ethics (Incorporated by reference to Exhibit 14.1 to our Annual Report on Form 10-K (File No. 000-53656) filed with the SEC on March 31, 2010)

21.1
List of Subsidiaries of III to I Maritime Partners Cayman I, L.P. (Incorporated by reference to Exhibit 21.1to our Registration Statement on Form 10-12G (File No. 000-53656) filed with the SEC on April 30, 2009)

31.1*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Executive Officer, as amended

31.2*	Certification (pursuant to Securities Exchange Act Rule 13a-14(a)) by Chief Financial Officer, as amended

32.1*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Executive Officer

32.2*	Section 1350 Certification (pursuant to Sarbanes-Oxley Section 906) by Chief Financial Officer

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
Date: October 18, 2011

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Darrell W. Cain	Director and Chief Executive Officer	October 18, 2011
Darrell W. Cain	(principal executive officer)

/s/ Michelle K. Baird	Director and Chief Financial Officer	October 18, 2011
Michelle K. Baird	(principal accounting officer)

/s/ Gary V. Moore	Director	October 18, 2011
Gary V. Moore

/s/ Michael T. Watters	Director	October 18, 2011
Michael T. Watters